Form 10-Q
period 2021-03-31
Kadem Sustainable Impact Corp
filed 2021-05-17
CIK 1843351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-40224

Kadem Sustainable Impact Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1306839
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

152 West 57th Street, 52nd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 218-4092

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	KSICU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	KSI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	KSICW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 17, 2021, 17,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 4,375,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Kadem Sustainable Impact Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KADEM SUSTAINABLE IMPACT CORPORATION

CONDENSED BALANCE SHEET

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Current Assets:
Cash	$457,434	$—
Due from Sponsor	—	25,000
Prepaid Expenses	1,480,455	—

Total Current Assets	1,937,889	25,000
Investments held in trust account	175,001,083	—

Total Assets	$176,938,972	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	121,622	—
Accrued expenses	140,787	—

Total Current Liabilities	262,409	—
Deferred underwriting discount and advisory fee	7,000,000	—
Warrant Liabilities	12,963,750	—

Total Liabilities	20,226,159	—

COMMITMENTS (Note 6)
Class A common stock subject to possible redemption, 15,171,281 shares at redemption value	151,712,812	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized; 2,328,719 issued and outstanding (excluding 15,171,281 shares subject to possible redemption)	233	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,031,250 and 5,750,000 shares issued and outstanding	503	575
Additional paid-in capital	5,425,632	24,425
Accumulated deficit	(426,367)	—

Total Stockholders’ Equity	5,000,001	25,000

Total Liabilities and Stockholders’ Equity	$176,938,972	$25,000

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating expenses:
General and Administrative expenses	$250,997

Loss from operations	250,997
Other Expense (Income):
Transaction costs allocated to warrant liabilities	487,722
Change in fair value of warrant liabilities	(311,250)
Interest income	(1,102)

Total other expense (income)	175,370

Net loss	$(426,367)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,190,500
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.00)
Basic and diluted weighted average shares outstanding, Class A and B common stock (including Class B shares subject to forfeiture) (1)	5,568,180
Basic and diluted net loss per share, Class A and B common stock	$(0.08)

(1)	Includes up to 656,250 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 5)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021(1)	—	$—	5,750,000	$575	$24,425	$—	$25,000
Class B Common Stock forfeited			(718,750)	(72)	72		—
Issuance of Class A Common Stock in initial public offering	17,500,000	1,750			174,998,250		175,000,000
Issuance of 4,875,000 Private Placement Warrants					4,875,000		4,875,000
Initial classification of Warrant Liabilities					(13,275,000)		(13,275,000)
Class A Common Stock subject to redemption	(15,171,281)	(1,517)			(151,711,295)		(151,712,812)
Deferred Offering Costs					(9,485,820)		(9,485,820)
Net loss	—	—	—	—	—	(426,367)	(426,367)

Balance as of March 31, 2021	2,328,719	$233	5,031,250	$503	$5,425,632	$(426,367)	$5,000,001

(1)	Includes up to 656,250 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 5)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash flow from operating activities:
Net loss	$(426,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Trust income reinvested in Trust Account	(1,083)
Change in fair value of warrants	(311,250)
Transaction costs allocated to warrant liabilities	487,722
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	238,584
Increase in prepaid expenses	(1,480,455)

Net cash used in operating activities	(1,492,849)

Cash flows from investing activities:
Cash deposited in Trust Account	(175,000,000)

Net cash used in investing activities	(175,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock and public warrants	175,000,000
Proceeds from issuance of Class B Common Stock	25,000
Proceeds from issuance of private placement warrants	4,875,000
Payment of underwriter discount and offering costs	(2,949,717)

Net cash provided by financing activities	176,950,283

Net increase in cash	457,434
Cash at beginning of period	—

Cash at end of period	$457,434

Supplemental disclosure of non-cash financing activities:
Deferred underwriting discount and advisory fee	$7,000,0000
Initial Value of Class A common stock subject to possible redemption	$151,650,025
Change in value of Class A common stock subject to possible redemption	$62,787
Offering costs included in accounts payable	$23,825

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

Kadem Sustainable Impact Corporation (the “Company”) is a blank check company incorporated in Delaware on December 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Start-ups Act of 2012 (the “JOBS Act”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Kadem Management, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the IPO was declared effective on March 16, 2021 (the “Effective Date”). On March 19, 2021, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the shares of the Company’s Class A common stock, par value $0.0001 per share, the “Class A Common Stock”), included in the Units sold in the IPO, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed below.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,875,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to the Sponsor, generating gross proceeds of $4,875,000, which is discussed in Note 5.

The Trust Account

Following the closing of the IPO, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), which can be invested only in U.S. government securities having a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company’s amended and restated certificate of incorporation provides that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of Public Shares in connection with a vote seeking to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an Initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provision relating to the rights of holders of Class A Common Stock or pre-Initial Business Combination Activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete its Initial Business Combination within 24 months from the closing of the IPO.

Note 1 — Description of Organization and Business Operations (cont.)

The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A Common Stock have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor does not have any rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by it if the Company fails to complete the Initial Business Combination within 24 months of the closing of IPO.

Note 1 — Description of Organization and Business Operations (cont.)

However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A Common Stock after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no pre-emptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $457,434 of cash in its operating bank account and working capital of approximately $1,675,480. The Company’s liquidity needs up to March 31, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the Founder Shares and issued warrants for $4,875,000 (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Risks and Uncertainties

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Restatement of Previously Issued Financial Statement

The Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its Warrants to purchase Class A ordinary shares that the Company issued on March 19, 2021, the Company’s previously issued balance sheet as of March 19, 2021 should no longer be relied upon. As such, the Company is restating its balance sheet as of March 19, 2021 in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Upon issuance on March 19, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

In the previously reported balance sheet as of March 19, 2021, the Warrants were reflected as a component of equity as opposed to liabilities, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 19, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

The following tables summarize the effect of the restatement on the previously issued balance sheet as of March 19, 2021:

	As of March 19, 2021
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Total Assets	$177,674,936	$—	$177,674,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Offering Costs accrued and accounts payable	$201,550	—	$201,550
Other Accounts Payable	13,360	—	13,360
Due to Sponsor	535,000	—	535,000

Total Current Liabilities	749,910	—	749,910
Deferred underwriting discount	7,000,000	—	7,000,000
Warrant Liabilities	—	13,275,000	13,275,000

Total Liabilities	$7,749,910	$13,275,000	$21,024,910

COMMITMENTS
Class A common stock, $0.0001 par value, subject to possible redemption	$164,925,025	$(13,275,000)	$151,650,025
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	$101	$133	$234
Class B common stock, $0.0001 par value	503	—	503
Additional paid-in-capital	5,033,904	485,149	5,519,053
Accumulated deficit	(34,507)	(485,282)	(519,789)

Total Stockholders’ Equity	$5,000,001	—	$5,000,001

Total Liabilities and Stockholders’ Equity	$177,674,936	—	$177,674,936

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for the Public Offering as filed with the SEC on March 18, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart our Business Start-ups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. At March 31, 2021, the Company had $175,001,083 in investments held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, the Company incurred offering costs in the aggregate of $9,973,542, consisting of $3,500,000 of underwriting discount (which was offset by an $875,000 fee reimbursement), $6,125,000 of deferred underwriting discount, $875,000 deferred advisory fee and $348,542 of other offering costs. Offering costs have been allocated to the public and private placement warrants issued in the Initial Public Offering based on their relative fair value basis compared to total proceeds received. Offering costs of $487,722 associated with warrant liabilities have been expensed in the statement of operations and offering costs associated with the Class A common stock of $9,485,820 have been charged to stockholders’ equity.

Shares of Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Public and Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,875,000 Private Placement Warrants at a price of $1.00 per whole Warrant ($4,875,000 in the aggregate) in the Private Placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share, as discussed in Note 5.

Pursuant to the IPO, the Company issued 17,500,000 units at a price of $10.00 per unit for a total of $175,000,000 (the “Units”). Each Unit consists of one Public Share, and one-half of one warrant (“Public Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, as discussed in Note 4.

The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant.

The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock.

Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at its initial fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,625,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on investments attributable to class A Common stock subject to possible redemption, by the weighted average number of shares of non-redeemable class A and B common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares class B common stock and non-redeemable shares of class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on investment securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

Three months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on investments held in Trust Account	$939
Less: interest available to be withdrawn for payment of taxes	$(939)

Net income allocable to Class A Common stock subject to possible redemption	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	2,190,500

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$—

Non-Redeemable Common Stock
Numerator: Net Loss Allocable to non- redeemable Class A and B Common Stock
Net Loss	$(426,367)
Net income allocable to Class A Common stock subject to possible redemption	$—

Net Loss allocable to non-redeemable Class A and B Common Stock	$(426,367)

Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and B Common stock	5,568,180

Basic and diluted net income per share, Non-redeemable Class A and B Common stock	$(0.08)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s deferred tax assets were deemed to be immaterial as of March 31, 2021.

The Company had no tax liability as of March 31, 2021.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company issued 17,500,000 units at a price of $10.00 per unit for a total of $175,000,000 (the “Units”). The Sponsor purchased 4,875,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the IPO.

Each Unit consists of one Public Share, and one-half of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation.

Following the closing of the IPO, $175,000,000 ($10.00 per Unit) was placed in the Trust Account, which can be invested only in U.S. government securities having a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company granted the underwriters a 45-day option from March 19, 2021 to purchase up to 2,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. At March 31, 2021, the underwriters had not exercised any of the over-allotment units.

Note 5 — Related Party Transactions

Founder Shares

On December 29, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On January 26, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock to the Company at no cost. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor has agreed to forfeit up to an aggregate of 656,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. The Sponsor does not have any redemption rights with respect to any Founder Shares and any Public Shares held by it in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the IPO, the Sponsor will not have any rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

The Company’s initial stockholders will agree, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,875,000 Private Placement Warrants at a price of $1.00 per whole Warrant ($4,875,000 in the aggregate) in the Private Placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account such that at the closing of the IPO $175,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the IPO, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Administrative Support Agreement

Commencing on the date of the closing of the IPO and securities effectively listed in the Stock Exchange (March 19, 2021), the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

On December 29, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Proposed Offering (the “Maturity Date”). No amounts were drawn down under the Note.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option from March 19, 2021 to purchase up to 2,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. At March 31, 2021, the underwriters had not exercised any of the over-allotment units.

At March 31, 2021, the Company paid a fixed underwriting discount of $3,500,000, which was calculated as 2.0% of the gross proceeds of the IPO, which was offset by an $875,000 fee reimbursement paid by the underwriters to the Company. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross offering proceeds of the IPO, or $6,125,000 (the “Deferred Discount”), and BMO Capital Markets Corp. will be entitled to a cash fee (the “Advisory Fee”) equal to 0.5% of the gross offering proceeds of the IPO, or $875,000, for providing certain capital markets advisory services to the Company. Each of the Deferred Discount and the Advisory Fee will be payable upon the Company’s completion of its Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on or the date of the prospectus for the Proposed Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$175,001,083
Liabilities:
Public and Private Placement Warrants	3	$12,963,750

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Level 3 instruments include Public and Private Placement Warrant Liabilities. The Company measured the Warrant liabilities at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Warrant Liabilities used assumptions and estimates the Company believed would been made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates were obtained. Changes in the fair value of the Warrants related to the updated assumptions and estimates were recognized within the statement of operations. For the three months ended March 31, 2021, the Company recognized a credit to the statement of operations resulting from a decrease in the fair value of liabilities of $311,250 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

Level 3 Disclosures

The Public and Private Placement Warrants outstanding are measured at fair value using a Monte Carlo simulation model. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of March 19, 2021	As of March 31, 2021
Stock Price	$9.90	$9.88
Exercise Price	11.50	11.50
Expected term	5.0	5.0
Risk-free rate	0.90%	0.92%
Annual volatility	17.50%	17.50%
Probability of successful acquisition	90%	90%
Dividend yield	0%	0%

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021:

Description	Warrant Liabilities
Balance-beginning of period	$—
Additions	13,275,000
Changes in fair value	(311,250)

Balance-end of period	$12,963,750

The Company’s other financial instruments’ fair value, including accounts payable and accrued expenses, approximate their carrying value due to the relatively short maturity of those instruments.

Note 8 — Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2021, there were 2,334,998 shares of Class A common stock issued and outstanding (excluding 15,165,002 shares subject to possible redemption) and 5,031,250 shares of Class B common stock issued and outstanding.

The Sponsor has agreed to forfeit up to an aggregate of 656,250 Founder Shares for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. At March 31, 2021, the underwriters had not exercised any of the over-allotment units.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Warrants

Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Proposed Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade.

The exercise price of each Warrant is $11.50 per share, subject to adjustment as described herein. In addition, if (a) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) and (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination (net of redemptions), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Warrants will become exercisable on the later of:

•	30 days after the completion of the Initial Business Combination or,

•	12 months from the closing of the IPO.

provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company has not registered the shares of Class A Common Stock issuable upon exercise of the Warrants. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the issuance of shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. On the exercise of any Warrant, the Warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;

•	At a price of $0.01 per Warrant;

•	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•

if, and only if, the last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as described below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described below with respect to the Private Placement Warrants):

•	in whole and not in part;

•

at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth under “Description of Securities — Warrants — Public Stockholder’s Warrants” based on the redemption date and the “fair market value” of the Class A Common Stock except as otherwise described in “Description of Securities — Warrants — Public Stockholder’s Warrants”;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sale price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

The “fair market value” of the Class A Common Stock shall mean the average reported last sale price of the Class A Common Stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants.

No fractional shares of Class A Common Stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder. Please see the section entitled “Description of Securities — Warrants — Public Stockholder’s Warrants” for additional information.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement except for the following:

The Class B Common Stock owned by the Sponsor included up to 656,250 shares that were subject to forfeiture in the event the underwriters of the initial public offering of the Issuer’s securities did not exercise in full their over-allotment option as described in the Issuer’s Registration Statement on Form S-1. Because the underwriters did not exercise their over-allotment option, 656,250 shares of Class B Common Stock were forfeited at no cost on May 3, 2021, so that the total number of shares Class B Common Stock outstanding were reduced from 5,031,250 to 4,375,000 shares (Note 5). The forfeited shares returned resulted in a corresponding increase to the authorized but unissued shares of the Company’s Class B Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kadem Sustainable Impact Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Kadem Management, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. For the three months ended March 31, 2021, we had a net loss of $426,367, which consisted of formation and operating costs, net of interest income and change in fair value of warrant liabilities.

Liquidity and Capital Resources

On March 19, 2021, the Company consummated the IPO of 17,500,000 units (the “Units”), with respect to the shares of the Company’s Class A common stock, par value $0.0001 per share, at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one Public Share, and one-half of one warrant which entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,875,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $4,875,000.

Following the closing of the IPO, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and certain of the proceeds of the Private Placement was placed in a trust account. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

As of March 31, 2021, the Company had $457,434 of cash in its operating bank account and working capital of approximately $1,675,480. The Company’s liquidity needs up to March 31, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the Founder Share and issued warrants for $4,875,000 (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies.

Shares of Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. Remaining shares of Class A Common Stock not subject to possible redemption are presented in equity.

Public and Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,875,000 Private Placement Warrants at a price of $1.00 per whole Warrant ($4,875,000 in the aggregate) in the Private Placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share.

Pursuant to the IPO, the Company sold 17,500,000 units at a price of $10.00 per unit for a total of $175,000,000 (the “Units”). Each Unit consists of one Public Share, and one-half of one warrant (“Public Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.

The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant.

The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity (deficit). Specifically, the exercise of the Public and Private Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock. Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at its initial fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative support services provided to the Company. We began incurring these fees on March 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The Company granted the underwriters a 45-day option from March 19, 2021 to purchase up to 2,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. At March 31, 2021, the underwriters had not exercised any of the over-allotment units. Because the underwriters did not exercise their over-allotment option, 656,250 shares of Class B Common Stock were forfeited at no cost on May 3, 2021, so that total Class B Common Stock were reduced from 5,031,250 to 4,375,000 shares (Note 5). The forfeited shares returned to the authorized but unissued shares of the Class B Common Stock of the Company.

The underwriter is entitled to a deferred underwriting discount of 3.5% of the gross offering proceeds of the IPO, or $6,125,000 (the “Deferred Discount”), and BMO Capital Markets Corp. will be entitled to a cash fee (the “Advisory Fee”) equal to 0.5% of the gross offering proceeds of the IPO, or $875,000, for providing certain capital markets advisory services to the Company. Each of the Deferred Discount and the Advisory Fee will be payable upon the Company’s completion of its Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination

The holders of Founder Shares, Private Placement Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on or the date of the prospectus for the Proposed Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due to a material weakness in internal control over financial reporting related to the classification of warrants, as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our March 19, 2021 balance sheet described in this Quarterly Report on Form 10-Q had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants within our previously issued balance sheet as of March 19, 2021. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities, instead of equity, with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the March 19, 2021 initial public offering, see Note 2—Restatement of Previously Issued Financial Statement to the accompanying financial statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

Impact of Covid 19

We are currently evaluating the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our, or our target’s, financial position, results of our operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated March 16, 2021 filed with the SEC on March 18, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,750,000 Public Warrants and 4,875,000 Private Placement Warrants (collectively, the “Warrants”) issued on March 19, 2021 and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings (see Note 2).

As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

As of the date of this Quarterly Report on Form 10-Q, except for the risk factor described above with respect to changes in value of our warrants, there have been no material changes to the risk factors disclosed in our prospectus dated March 16, 2021 filed with the SEC on March 18, 2021. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On March 19, 2021, we consummated the Public Offering of 17,500,000 Units. Each Unit consists of one share of Class A Common Stock and one-half of one redeemable Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $175,000,000. BMO Capital Markets was the sole book-running manager. Academy Securities and AmeriVet Securities acted as co-managers. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-236367). The SEC declared the registration statement effective on March 16, 2021.

We paid a total of $3,500,000 in underwriting discount (net of $875,000 fee reimbursement paid by the underwriters to the Company) and $348,542 for other costs and expenses related to the Public Offering. In addition, the underwriter agreed to defer $6,125,000 in underwriting discount and $875,000 deferred advisory fee. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 4,875,000 Private Placement Warrants to Kadem Management, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $4,875,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253595) filed with the SEC on February 26, 2021)

4.1	Warrant Agreement, dated March 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.1	Letter Agreement, dated March 16, 2021, among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.2	Investment Management Trust Agreement, dated March 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.3	Registration Rights Agreement, dated March 16, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated March 16, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-253595), filed March 9, 2021)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kadem Sustainable Impact Corporation
(Registrant)

Date: May 17, 2021	By:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Golchehreh Abtahian
Golchehreh Abtahian
Chief Financial Officer
(Principal Financial and Accounting Officer)