Form 10-Q
period 2021-06-30
Kadem Sustainable Impact Corp
filed 2021-08-16
CIK 1843351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-40224

Kadem Sustainable Impact Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1306839
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

152 West 57th Street, 52 nd Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)
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
    Yes  ☒
No
  ☐
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
of the Exchange Act).    Yes
  ☒    No  ☐
As of August
16
, 2021, 17,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 4,375,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Kadem Sustainable Impact Corporation
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June, 30, 2021	December 31, 2020
ASSETS:
Current Assets:
Cash	$209,156	$—
Due from Sponsor	—	25,000
Prepaid expenses and other assets	821,692	—

Total Current Assets	1,030,848	25,000
Prepaid expenses – long term	467,675	—
Investments held in trust account	175,007,386	—

Total Assets	$176,505,909	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	7,309	—
Accrued expenses	221,514	—
State franchise tax accrual	100,000	—

Total Current Liabilities	328,823	—
Deferred underwriting discount and advisory fee	7,000,000	—
Warrant Liabilities	10,598,750	—

Total Liabilities	17,927,573	—

COMMITMENTS (Note 5)		—
Class A common stock subject to possible redemption, 15,357,833 and 0 shares at redemption value, as of June 30, 2021 and December 31, 2020, respectively	153,578,335	—
Stockholders’ Equity:		—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized; 2,142,167 and 0 issued and outstanding (excluding 15,357,833 and 0 shares subject to possible redemption) , as of June 30, 20 21 and December 31, 2020	214	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 and 5,750,000 shares issued and outstanding	437	575
Additional paid-in capital	3,560,195	24,425
Accumulated surplus	1,439,155	—

Total Stockholders’ Equity	5,000,001	25,000

Total Liabilities and Stockholders’ Equity	$176,505,909	$25,000

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating expenses:
General and Administrative expenses	$405,789	$656,786
State franchise taxes, other than income tax	100,000	100,000

Loss from operations	505,789	756,786
Other Expense (Income):
Transaction costs allocated to warrant liabilities	—	487,722
Change in fair value of warrant liabilities	(2,365,000)	(2,676,250)
Interest income	(6,311)	(7,413)

Total other income	(2,371,311)	(2,195,941)

Net Income	$1,865,522	$1,439,155

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,171,281	8,716,749
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Class A and B common stock	6,703,719	5,903,417
Basic and diluted net income per share, Class A and B common stock	$0.28	$0.24
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Surplus	Equity
Beginning Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$—	$25,000
Class B Common Stock forfeited			(718,750)	(72)	72		—
Issuance of Class A Common Stock in initial public offering	17,500,000	1,750			174,998,250		175,000,000
Issuance of 4,875,000 Private Placement Warrants					4,875,000		4,875,000
Initial classification of Warrant Liabilities					(13,275,000)		(13,275,000)
Initial Class A Common Stock subject to redemption	(15,165,002)	(1,516)			(151,648,509)		(151,650,025)
Change in Class A Common Stock subject in redemption	(192,831)	(20)			(1,928,290)		(1,928,310)
Deferred Offering Costs					(9,485,819)		(9,485,819)
Class B Common Stock forfeited			(656,250)	(66)	66		—
Net Income	—	—	—	—	—	1,439,155	1,439,155

Balance as of June 30, 2021	2,142,167	$214	4,375,000	$437	$3,560,195	$1,439,155	$5,000,001

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Surplus (Deficit)	Equity
Beginning Balance as of April 1, 2021	2,328,719	$233	5,031,250	$503	$5,425,632	$(426,367)	$5,000,001
Class B Common Stock forfeited			(656,250)	(66)	66		—
Change in Class A Common Stock subject to redemption	(186,552)	(19)			(1,865,503)		(1,865,522)
Net income	—	—	—	—	—	1,865,522	1,865,522

Balance as of June 30, 2021	2,142,167	$214	4,375,000	$437	$3,560,195	$1,439,155	$5,000,001

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash flow from operating activities:
Net income	$1,439,155
Adjustments to reconcile net income to net cash used in operating activities:
Trust income reinvested in Trust Account	(7,385)
Change in fair value of warrants	(2,676,250)
Transaction costs allocated to warrant liabilities	487,722
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	228,823
Increase in state franchise tax accrual	100,000
Increase in prepaid expenses and other assets	(1,289,367)

Net cash used in operating activities	(1,717,302)

Cash flows from investing activities:
Cash deposited in Trust Account	(175,000,000)

Net cash used in investing activities	(175,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock and public warrants	175,000,000
Proceeds from issuance of Class B Common Stock	25,000
Proceeds from issuance of private placement warrants	4,875,000
Payment of underwriter discount and offering costs	(2,973,542)

Net cash provided by financing activities	176,926,458

Net increase in cash	209,156
Cash at beginning of period	—

Cash at end of period	$209,156

Supplemental disclosure of non-cash financing activities:
Deferred underwriting discount and advisory fee	$7,000,0000
Initial Value of Class A common stock subject to possible redemption	$151,650,025
Change in value of Class A common stock subject to possible redemption	$1,928,310
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 1 — Description of Organization and Business Operations
Organization and General
Kadem Sustainable Impact Corporation (the “
Company
”) is a blank check company incorporated in Delaware on December 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “
Initial Business Combination
”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “
Securities Act
,” as modified by the Jumpstart Our Business
Start-ups
Act of 2012 (the “
JOBS Act
”).
As of June 30, 2021, the Company had not commenced any operations. All activity for the six months ended June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“
IPO
”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.
Sponsor and Financing
The Company’s sponsor is Kadem Management, LLC, a Delaware limited liability company (the “
Sponsor
”). The registration statement for the IPO was declared effective on March 16, 2021 (the “
Effective Date
”). On March 19, 2021, the Company consummated the IPO of 17,500,000 units (the “
Units
” and, with respect to the shares of the Company’s Class A common stock, par value $0.0001 per share, the “
Class
 A Common Stock
”), included in the Units sold in the IPO, the “
Public Shares
”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed below.
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,875,000 warrants (the “
Private Placement Warrants
”) at a price of $1.00 per Private Placement Warrant in a private placement (the “
Private Placement
”) to the Sponsor, generating gross proceeds of $4,875,000,
which is discussed in Note 4.
The Trust Account
Following the closing of the IPO, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and certain of the proceeds of the Private Placement was placed in a trust account (the “
Trust Account
”), which can be invested only in U.S. government securities having a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company’s amended and restated certificate of incorporation provides that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of Public Shares in connection with a vote seeking to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an Initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provision relating to the rights of holders of Class A Common Stock or pre-Initial
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
If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A Common Stock have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“
FASB
”) Accounting Standards Codification (“
ASC
”) 480, “Distinguishing Liabilities from Equity.”
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $209,156 of cash in its operating bank account and working capital of approximately $702,025
. The Company’s liquidity needs up to June 30, 2021, had been satisfied through a capital contribution from the Sponsor of $
25,000
, to cover certain offering costs, for the Founder Shares and issued warrants for $
4,875,000
 (see Note 4). In addition, per the Sponsor’s commitment letter, the Sponsor will provide funds to the Company, as needed to meet its operational needs through the earlier of the consummation of a business combination or one year from this filing.
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
Risks and Uncertainties
Impact of
COVID-19
On January 30, 2020, the World Health Organization (“
WHO
”) announced a global health emergency because of a new strain of coronavirus (the “
COVID-19
outbreak
”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“
GAAP
”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “
SEC
”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for the Public Offering as filed with the SEC on March 18, 2021, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on March 25, 2021. The interim results for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the period ending December 31, 2021, or for any future periods
.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart our Business
Start-ups
Act of 2012 (the “
JOBS Act
”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. At June 30, 2021, the Company had $175,007,386 in investments held in the Trust Account.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, the Company incurred offering costs in the aggregate of $9,973,542, consisting of $3,500,000 of underwriting discount (which was offset by an $875,000 fee reimbursement), $6,125,000 of deferred underwriting discount, $875,000 deferred advisory fee and $348,542 of other offering costs. Offering costs have been allocated to the public and private placement warrants issued in the Initial Public Offering based on their relative fair value basis compared to total proceeds received. Offering costs of $487,722 associated with warrant liabilities have been expensed in the statement of operations and offering costs associated with the Class A common stock of $9,485,819 have been charged to stockholders’ equity.
Shares of Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“
ASC
”) Topic 480 “Distinguishing Liabilities from Equity.” The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
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
Pursuant to the IPO, the Company issued 17,500,000 units at a price of $10.00 per unit for a total of $175,000,000 (the “
Units
”). Each Unit consists of one Public Share, and
one-half
of one warrant (“
Public Warrants
”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $
11.50
 per share, as discussed in Note 3.
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
 Derivatives and Hedging—Contracts in Entity’s Own Equity
, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock.

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
Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,625,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class
method of loss per share. Net income per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.
Net incomeper share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net income, adjusted for income or loss on investments attributable to class A Common stock subject to possible redemption, by the weighted average number of shares of non-redeemable
class A and B common stock outstanding for the period.
Non-redeemable
common stock includes Founder Shares class B common stock and non-redeemable
shares of class A common stock as these shares do not have any redemption features.
Non-redeemable
common stock participates in the income or loss on investment securities based on non-redeemable
shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three m o nths ended June 30, 2021	Six months ended June 30, 2021

Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on investments held in Trust Account	$5,464	$6,403
Less: interest available to be withdrawn for payment of taxes	$(5,464)	$(6,403)

Net income allocable to Class A Common stock subject to possible redemption	$—	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	15,171,281	8,716,749

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Income Allocable to non- redeemable Class A and B Common Stock
Net Income	$1,865,522	$1,439,155
Net income allocable to Class A Common stock subject to possible redemption	$—	$—

Net Income allocable to non-redeemable Class A and B Common Stock	$1,865,522	$1,439,155

Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and B Common stock	6,703,719	5,903,417

Basic and diluted net income per share, Non-redeemable Class A and B Common stock	$0.28	$0.24

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s deferred tax assets were deemed to be immaterial as of June 30, 2021.
The Company had no tax liability as of June 30, 2021.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements
.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
Pursuant to the IPO, the
Company
issued 17,500,000 units at a price of $10.00 per unit for a total of $175,000,000 (the “
Units
”). The Sponsor purchased 4,875,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the IPO.
Each Unit consists of one Public Share, and
one-half
of one warrant (each, a “
Warrant
” and, collectively, the “
Warrants
”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation.
Following the closing of the IPO, $175,000,000 ($10.00 per Unit) was placed in the Trust Account, which can be invested only in U.S. government securities having a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
The Company granted the underwriters a
45
-day option from March 16, 2021, to purchase up to
2,625,000
 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters did not exercise their over-allotment option.
Note 4 — Related Party Transactions
Founder Shares
On December
29
, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock (the “
Founder Shares
”) for an aggregate price of $25,000. On January 26, 2021, the Sponsor surrendered an aggregate of 718,750
 Founder Shares to the Company at no cost. On May 3, 2021, because the underwriters did not exercise in full their over-allotment option,
656,250
 shares of Founder Shares were forfeited, at
no
 cost, so that the total number of Founder Shares outstanding were reduced from
5,031,250
 to
4,375,000
 shares. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their Founder Shares into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor has agreed to forfeit up to an aggregate of
656,250
 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent
20.0
% of the Company’s issued and outstanding shares after the IPO. The Sponsor does not have any redemption rights with respect to any Founder Shares and any Public Shares held by it in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within
24
 months from the closing of the IPO, the Sponsor will not have any rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $
12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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
Administrative Support Agreement
Commencing on the date of the closing of the IPO and securities effectively listed in the Stock Exchange (March 19, 2021), the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 19, 2021, the Company fully prepaid $120,000 for the next 12 months. For the three and six months ended June 30, 2021, the Company expensed $29,918 and $34,192, respectively, so that related prepaid expense balance is $85,808 as of June 30, 2021.
Related Party Loans
On December 29, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “
Note
”). This loan was
non-interest
bearing and payable on the earlier of June 30, 2021, or the completion of the Proposed Offering (the “
Maturity Date
”). No amounts were drawn down under the Note.
Note 5 — Commitments and Contingencies
Underwriting
Agreement
The Company granted the underwriters a
45
-day option from March 16, 2021, to purchase up to
2,625,000
 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters did not exercise their over-allotment option.
On March 19, 2021, the Company paid a fixed underwriting discount of $
3,500,000, which was calculated as 2.0% of the gross proceeds of the IPO, which was offset by an $875,000 fee reimbursement paid by the underwriters to the Company. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross offering proceeds of the IPO, or $6,125,000 (the “
Deferred Discount
”), and BMO Capital Markets Corp. will be entitled to a cash fee (the “
Advisory Fee
”) equal to 0.5% of the gross offering proceeds of the IPO, or $875,000, for providing certain capital markets advisory services to the Company. Each of the Deferred Discount and the Advisory Fee will be payable upon the Company’s completion of its Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.
Registration Rights
The holders of Founder Shares, Private Placement Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on March 16, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 6 — Fair Value Measurements
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
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active
.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$175,007,386
Liabilities:
Public Warrants	1	$6,650,000
Private Placement Warrants	3	$3,948,750
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrant Liability was transferred from a Level 3 fair value measurement to a Level 1, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1,2,3 during the three months and six months ended June 30, 2021.
Level 1 instruments include investments in money market funds and U.S. Treasury securities and Public Warrant Liability. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of Public Warrant Liability is measured based on the listed market price of such warrants.
Level 3 instruments include Private Placement Warrant Liability. The Company measured the Private Placement Warrant liability at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Placement Warrant Liability used assumptions and estimates the Company believed would have been made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going basis
as additional data impacting the assumptions and estimates were obtained.
Changes in the fair value of the Public and Private Placement Warrant Liabilities were recognized within the statement of operations. For the three and six months ended June 30, 2021, the Company recognized a credit to the statement of operations resulting from a decrease in the fair value of its Public and Private Placement Warrant liabilities of $2,365,000 and $2,676,250, respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statement of operations.

Level 3 Disclosures
The fair value of the Public Warrant Liability was initially measured using a Monte Carlo simulation model. Subsequently, the fair value of Public Warrants is
measured based on the listed market price of such warrants, a Level 1 measurement. The Private Placement Warrants outstanding are initially and subsequently measured at fair value using a Modified Black-Scholes Option Pricing model. Inherent in the Pricing model assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial and subsequent measurement:

	As of March 19, 2021	As of June 30, 2021
Stock Price	$9.90	$9.61
Exercise Price	11.50	11.50
Expected term	5.0	5.0
Risk-free rate	0.90%	0.87%
Annual volatility	17.50%	16.50%
Probability of successful acquisition	90%	90%
Dividend yield	0%	0%
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2021:

Description	Warrant Liabilities

Balance-beginning of period as of January 1, 2021	$—
Issuance of Public and Private Placement Warrants	13,275,000
Changes in fair value of Public and Private Placement Warrants	(311,250)

Transfer of Public Warrants to Level 1	(8,137,500)
Change in fair value of Private Placement Warrants	(877,500)

Private Placement Warrant Liability as of June 30, 2021	$3,948,750

The Company’s other financial instruments’ fair value, including accounts payable and accrued expenses, approximate their carrying value due to the relatively short maturity of those instruments.
Note 7 — Stockholders’ Equity
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
Holders
of the Company’s
common stock are entitled to one vote for

each share of common stock. At June 30, 2021, there were 2,142,167 shares of Class A common stock issued and outstanding (excluding 15,357,833 shares subject to possible redemption) and 4,375,000
 Founder Shares of Class B common stock issued and outstanding, after 656,250 Founder Shares were forfeited on May 3, 2021, because the underwriters did not exercise in full their over-allotment option. The forfeited shares returned to the authorized but unissued Founder Shares of the Company.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
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
The exercise price of each Warrant is $11.50 per share, subject to adjustment as described herein. In addition, if (a) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “
Newly Issued Price
”) and (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination (net of redemptions), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.
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

•
at a price of $0.10
 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth in the warrant agreement

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
Note 8 — Subsequent Events
Management has evaluated the impact of subsequent events through the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this quarterly report on Form
10-Q
(the “
Quarterly Report
”) to “we,” “us” or the “Company” refer to Kadem Sustainable Impact Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Kadem Management, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “
SEC
”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the six months ended June 30, 2021, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. For the six months ended June 30, 2021, we had a net income of $1,439,155, which consisted of formation and operating costs, net of interest income and change in fair value of Public and Private Placement Warrant Liabilities.

Liquidity and Capital Resources
On March 19, 2021, the Company consummated the IPO of 17,500,000 units (the “
Units
”), with respect to the shares of the Company’s Class A common stock, par value $0.0001 per share, at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one Public Share, and one-half
of one warrant which entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
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
As of June 30, 2021, the Company had $209,156 of cash in its operating bank account and working capital of approximately $702,025. The Company’s liquidity needs up to June 30, 2021, had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the Founder Shares and issued warrants for $4,875,000 (see Note 4). In addition, per the Sponsor’s commitment letter, the Sponsor will provide funds to the Company, as needed to meet its operational needs through the earlier of the consummation of a business combination or one year from this filing
Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.
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
Shares of Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“
ASC
”) Topic 480 “Distinguishing Liabilities from Equity.” The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. Remaining shares of Class A Common Stock not subject to possible redemption are presented in equity.
Public and Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,875,000 Private Placement Warrants at a price of $1.00 per whole Warrant ($4,875,000 in the aggregate) in the Private Placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share.

Pursuant to the IPO, the Company sold 17,500,000 units at a price of $10.00 per unit for a total of $175,000,000 (the “
Units
”). Each Unit consists of one Public Share, and
one-half
of one warrant (“
Public Warrants
”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
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
 Derivatives and Hedging—Contracts in Entity’s Own Equity
, and concluded that they do not meet the criteria to be classified in stockholders’ equity (deficit). Specifically, the exercise of the Public and Private Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock. Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at its initial fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.
Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,625,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.
Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or income on investments attributable to class A Common stock subject to possible redemption, by the weighted average number of shares of non-redeemable class A and B common stock outstanding for the period.
Non-redeemable common stock includes Founder Shares class B common stock and non-redeemable shares of class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on investment securities based on non-redeemable shares’ proportionate interest.
Recent Accounting Pronouncement
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. At June 30, 2021, the underwriters had not exercised any of the over-allotment units. Because the underwriters did not exercise their over-allotment option, 656,250 shares of Class B Common Stock were forfeited at no cost on May 3, 2021, so that total Class B Common Stock were reduced from 5,031,250 to 4,375,000 shares (Note 5). The forfeited shares returned to the authorized but unissued shares of the Class B Common Stock of the Company.

The underwriter is entitled to a deferred underwriting discount of 3.5% of the gross offering proceeds of the IPO, or $6,125,000 (the “
Deferred Discount
”), and BMO Capital Markets Corp. will be entitled to a cash fee (the “
Advisory Fee
”) equal to 0.5% of the gross offering proceeds of the IPO, or $875,000, for providing certain capital markets advisory services to the Company. Each of the Deferred Discount and the Advisory Fee will be payable upon the Company’s completion of its Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination
The holders of Founder Shares, Private Placement Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on March 16, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
As required by Rules
13a-15
(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021, due to a material weakness in internal control over financial reporting related to the classification of warrants, as discussed below.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,750,000 Public Warrants and 4,875,000 Private Placement Warrants (collectively, the “
Warrants
”) issued on March 19, 2021, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of June 30, 2021, are Warrant Liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued balance sheet as of March 19, 2021.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering on March 19, 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021 and as of June 30, 2021. This material weakness resulted in a material misstatement of our Private Placement and Public Warrant Liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures in our balance sheet as of March 19, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Part I, Item 4. Controls and Procedures” included in this Quarterly Report.
As described in “Part I, Item 4. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of March 31, 2021 and June 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds
On March 19, 2021, we consummated the Public Offering of 17,500,000 Units. Each Unit consists of one share of Class A Common Stock and one-half
of one redeemable Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants after they become exercisable.
The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $175,000,000. BMO Capital Markets was the sole book-running manager. Academy Securities and AmeriVet Securities acted as co-managers.
The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-253595).
The SEC declared the registration statement effective on March 16, 2021.
We paid a total of $3,500,000 in underwriting discount (net of $875,000 fee reimbursement paid by the underwriters to the Company) and $348,542 for other costs and expenses related to the Public Offering. In addition, the underwriter agreed to defer $6,125,000 in underwriting discount and $875,000 deferred advisory fee.
Unregistered Sales of Equity Securities
Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 4,875,000 Private Placement Warrants to Kadem Management, LLC (the “
Sponsor
”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $4,875,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kadem Sustainable Impact Corporation
(Registrant)

Date: August 16, 2021	By:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Golchehreh Abtahian
Golchehreh Abtahian
Chief Financial Officer
(Principal Financial and Accounting Officer)