Form 10-Q
period 2021-09-30
Kadem Sustainable Impact Corp
filed 2021-11-19
CIK 1843351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number 001-40224

Kadem Sustainable Impact Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1306839
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

30 Broad Street, 14 th Floor New York, NY	10004
(Address of Principal Executive Offices)	(Zip Code)
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
As of November 1
9
, 2021,
17,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 4,375,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Kadem Sustainable Impact Corporation
Quarterly Report on Form
10-Q
For the Quarter Ended
September 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS :
Current Assets:
Cash	$150,065	$—
Due from Sponsor	—	25,000
Prepaid expenses and other assets	771,070	—

Total current assets	921,135	25,000
Prepaid expenses - long term	295,485	—
Investments held in trust account	175,009,638	—

Total assets	$176,226,258	$25,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$46,118	$—
Accrued liabilities	251,032	—
State franchise tax accrual	150,000	—

Total current liabilities	447,150	—
Deferred underwriting discount and advisory fee	7,000,000	—
Warrant liabilities	6,958,750	—

Total liabilities	14,405,900	—

COMMITMENTS (NOTE 6)
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value	175,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 and 5,750,000 shares issues and outstanding, respectively	437	575
Additional paid-in-capital	—	24,425
Accumulated deficit	(13,180,079)	—

Total Stockholders’ (Deficit) Equity	(13,179,642)	25,000

Total Liabilities and Stockholders’ (Deficit) Equity	$176,226,258	$25,000

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating expenses
General and Administrative expenses	$350,233	$1,007,019
State franchise taxes, other than income tax	50,000	150,000

Loss from operations	400,233	1,157,019
Other Expense (Income):
Transaction costs allocated to warrant liabilities	—	487,723
Change in fair value of warrant liabilities	(3,640,000)	(6,316,250)
Interest income	(2,256)	(9,669)

Total other income	(3,642,256)	(5,838,196)

Net Income	$3,242,023	$4,681,177

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,500,000	12,500,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.15	$0.28
Basic and diluted weighted average shares outstanding, Class B common stock	4,375,000	4,440,820
Basic and diluted net income per share, Class B common stock	$0.15	$0.28
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 2021 (Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid - in Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity

Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$—	$25,000
Class B Common Stock forfeited	—	—	(718,750)	(72)	72	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,497)	(17,861,323)	(17,885,820)
Net Loss	—	—	—	—	—	(426,367)	(426,367)

Balance as of March 31, 2021 ( restated )	—	$—	5,031,250	$503	$—	$(18,287,690)	$(18,287,187)
Class B Common Stock forfeited	—	—	(656,250)	(66)		66	—
Net Income	—	—	—	—	—	1,865,522	1,865,522

Balance as of June 30, 2021 ( restated )	—	$—	4,375,000	$437	$—	$(16,422,102)	$(16,421,665)
Net Income	—	—	—	—	—	3,242,023	3,242,023

Balance as of September 30, 2021 (unaudited)	—	$—	4,375,000	$437	$—	$(13,180,079)	$(13,179,642)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2021 (Unaudited)

Cash Flow from operating activities
Net Income	$4,681,177
Adjustments to reconcile net income to net cash used in operating activities
Trust income reinvested in Trust Account	(9,638)
Change in fair value of warrants	(6,316,250)
Transaction costs allocated to warrant liabilities	487,723
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	297,150
Increase in state franchise tax accrual	150,000
Increase in prepaid expenses and other assets	(1,066,555)

Net cash used in operating activities	(1,776,393)

Cash flows from investing activities
Cash deposited in Trust Account	(175,000,000)

Net cash used in investing activities	(175,000,000)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock and public warrants	175,000,000
Proceeds from issuance of Class B Common Stock	25,000
Proceeds from issuance of private placement warrants	4,875,000
Payment of underwriter discount and offering costs	(2,973,542)

Net cash provided by financing activities	176,926,458

Net increase in cash	150,065
Cash at beginning of period	—

Cash at end of period	$150,065

Supplemental disclosure of non-cash financing activities
Deferred underwriting discount and advisory fee	$7,000,000
Accretion of Class A common stock to redemption amount	$17,885,820
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
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
,” as m
o
dified by the Jumpstart Our Business
Start-ups
Act of 2012
(the “
JOBS Act
”).
As of September 30, 2021, the Company had not commenced any operations. All activity for the nine months ended September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“
IPO
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

Note 1 — Description of Organization and Business Operations
(cont.)

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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such cash, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate
Initial Business Combination.
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
Liquidity and Capital Resources
As of September
30, 2021, the Company had $150,065 of cash in its operating bank account and working capital of approximately $473,985. The Company’s liquidity needs up to September 30, 2021, had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the Founder Shares and issued warrants for $4,875,000 (see Note 5). In addition, per the Sponsor’s commitment letter, the Sponsor will provide funds to the Company, as needed to meet its operational needs through the earlier of the consummation of a business combination or one year from this filing.
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

Note 1 — Description of Organization and Business Operations
(cont.)

Risks and Uncertainties
Impact of
COVID-19
On January 30, 2020, the
World Health Organization (“
WHO
”) announced a global health emergency because of a new strain of coronavirus (the “
COVID-19
outbrea
k
”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise
a
dditional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for the Public Offering as filed with the SEC on March 18, 2021. The interim results for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the period ending December 31, 2021, or for any future periods.
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or
revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Summary of Significant Accounting Policies
(cont.)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust Account
At September
30, 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. At September 30, 2021, the Company had $175,009,638 in investments held in the Trust Accoun
t.
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
185
days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
The Company
complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, the Company incurred offering costs in the aggregate of $9,973,542, consisting of $3,500,000 of underwriting discount (which was offset by an $875,000 fee reimbursement), $6,125,000 of deferred underwriting discount, $875,000 deferred advisory fee and $348,542 of other offering costs. Offering costs have been allocated to the public and private placement warrants issued in the Initial Public Offering based on their relative fair value basis compared to total proceeds received. Offering costs of $487,723 associated with warrant liabilities have been expensed in the statement of operations and offering costs associated with the Class A common stock of $9,485,819 have been charged to stockholders’ equity
.
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

Note 2 — Summary of Significant Accounting Policies
(cont.)

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
The Company’s statement
 of operations includes a presentation of net income per share for comm
o
n shares subject to possible redemption in a manner similar to th
e

two-class
method of loss per share. Net income per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the net income or loss by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.
Non-redeemable
common stock includes Founder Shares class B common stock as these shares do not have any redemption features.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the three months ended		For the nine months ended
	September 30, 2021 (unaudited)		September 30, 2021 (Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator
Allocation of net income	$2,593,618	$648,405	$3,454,066	$1,227,111
Denominator
Weighted average shares outstanding, basic and diluted	17,500,000	4,375,000	12,500,000	4,440,820

Basic and diluted net income per share	$0.15	$0.15	$0.28	$0.28

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
FASB
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s deferred tax assets were deemed to be immaterial as of September 30, 2021.
The Company had a franchise tax liability of $150,000 as of September 30, 2021.

Note 2 — Summary of Significant Accounting Policies
(cont.)

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
Note 3 — Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ (deficit) equity. Although the Company did not specify a maximum redemption threshold, its charter provision does not allow the Company to redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Management has now determined, after consultation with its advisors, and in light of SEC comments recently reported in respect of other special purpose acquisition companies, that the Class A ordinary shares underlying the units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Accordingly, the Company’s management has concluded that effective with this filing, the Company should present all redeemable Class A common stock as temporary equity and recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
The following tables summarize the effect of the restatement on the previously issued financial statements as of March 19, 2021 and as of and for the periods ended March 31, 2021 and June 30, 2021:

	As Previously Reported/Restated	Adjustments	As Restated
Condensed Balance Sheet as of March 19, 2021, as previously Restated

Shares of Class A common stock subject to possible redemption	15,165,002	2,334,998	17,500,000
Shares of Class A common stock non-redeemable	2,334,998	(2,334,998)	—
Class A common stock subject to possible redemption	$151,650,025	$23,349,975	$175,000,000
Class A common stock, $0.0001 par value	$234	$(234)	$—
Additional paid-in-capital	$5,519,053	$(5,519,053)	—
Accumulated deficit	$(519,789)	$(17,830,688)	$(18,350,477)
Total stockholders’ (deficit) equity	$5,000,001	$(23,349,975)	$(18,349,974)

Condensed Balance Sheet as of March 31, 2021
Shares of Class A common stock subject to possible redemption	15,171,281	2,328,719	17,500,000
Shares of Class A common stock non-redeemable	2,328,719	(2,328,719)	—
Class A common stock subject to possible redemption	$151,712,812	$23,287,188	$175,000,000
Class A common stock, $0.0001 par value	$233	$(233)	$—
Additional paid-in-capital	$5,425,632	$(5,425,632)	—
Accumulated deficit	$(426,367)	$(17,861,323)	$(18,287,690)

Total stockholders’ (deficit) equity	$5,000,001	$(23,287,188)	$(18,287,187)

Condensed Balance Sheet as of June 30, 2021
Shares of Class A common stock subject to possible redemption	15,357,833	2,142,167	17,500,000
Shares of Class A common stock non-redeemable	2,142,167	(2,142,167)	—
Class A common stock subject to possible redemption	$153,578,335	$21,421,665	$175,000,000
Class A common stock, $0.0001 par value	$214	$(214)	$—
Additional paid-in-capital	$3,560,195	$(3,560,195)	$—
Accumulated (deficit) su r plus	$1,439,155	$(17,861,257)	$(16,422,102)
Total stockholders’ (deficit) equity	$5,000,001	$(21,421,666)	$(16,421,665)

Condensed Statement of Operations for the three months ended March 31, 2021
Basic & diluted weighted average shares of class A common stock subject to possible redemption	2,190,500	282,326	2,472,826
Basic & diluted net income per share of Class A common stock subject to possible redemption	$—	$(0.06)	$(0.06)
Basic & diluted weighted average shares of non redeemable common stock	5,568,180	(337,277)	5,230,903
Basic & diluted net income (loss) per share of non redeemable common stock	$(0.08)	$0.02	$(0.06)

Condensed Statement of Operations for the three months ended June 30, 2021
Basic & diluted weighted average shares of class A common stock subject to possible redemption	15,171,281	2,328,719	17,500,000
Basic & diluted net income per share of Class A common stock subject to possible redemption	$—	$0.09	$0.09
Basic & diluted weighted average shares of non redeemable common stock	6,703,719	(2,328,719)	4,375,000
Basic & diluted net income (loss) per share of non redeemable common stock	$0.28	$(0.19)	$0.09

Condensed Statement of Operations for the six months ended June 30, 2021
Basic & diluted weighted average shares of class A common stock subject to possible redemption	8,716,749	1,338,500	10,055,249
Basic & diluted net income per share of Class A common stock subject to possible redemption	$—	$0.10	$0.10
Basic & diluted weighted average shares of non redeemable common stock	5,903,417	(1,429,142)	4,474,275
Basic & diluted net income (loss) per share of non redeemable common stock	$0.24	$(0.14)	$0.07

Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2021
Issuance of Class A common stock in initial public offering	$175,000,000	$(175,000,000)	$—
Issuance of private placement warrants	$4,875,000	$(4,875,000)	$—
Initial classification of warrant liabilities	$(13,275,000)	$13,275,000	$—
Class A common stock subject to possible redemption	$(151,712,812)	$151,712,812	$—
Deferred offering costs	$(9,485,820)	$9,485,820	$—
Accretion of Class A common stock to redemption amount	$—	$17,885,820	$17,885,820

Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended June 30, 2021
Change in Class A common stock subject to possible redemption	$(1,865,522)	$1,865,522	$—

Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the six months ended June 30, 2021
Issuance of Class A common stock in initial public offering	$175,000,000	$(175,000,000)	$—
Issuance of private placement warrants	$4,875,000	$(4,875,000)	$—
Initial classification of warrant liabilities	$(13,275,000)	$13,275,000	$—
Class A common stock subject to possible redemption	$(151,650,025)	$151,650,025	$—
Deferred offering costs	$(1,928,310)	$1,928,310	$—
Change in Class A common stock subject to possible redemption	$(9,485,820)	$9,485,820	$—
Accretion of Class A common stock to redemption amount	$—	$17,885,820	$17,885,820

Condensed Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of non-cash financing activities
Accretion of Class A common stock subject to possible redemption	$—	$(17,885,820)	$(17,885,820)
Initial value of Class A common Stock subject to possible redemption	$151,650,025	$(151,650,025)	$—
Change in value of Class A common stock subject to possible redemption	$62,787	$(62,787)	$—

Condensed Statement of Cash Flows for the six months ended June 30, 2021
Supplemental disclosure of non-cash financing activities
Accretion of Class A common stock subject to possible redemption	—	$(17,885,820)	$(17,885,820)
Initial value of Class A common Stock subject to possible redemption	$151,650,025	$(151,650,025)	$—
Change in value of Class A common stock subject to possible redemption	$1,928,310	$(1,928,310)	$—
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
”) for an aggregate price of $25,000. On January 26, 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company at no cost. On May 3, 2021, because the underwriters did not exercise in full their over-allotment option, 656,250 shares of Founder Shares were forfeited, at no cost, so that the total number of Founder Shares outstanding were reduced from 5,031,250 to 4,375,000 shares. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their Founder Shares into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor has agreed to forfeit up to an aggregate of 656,250 Founder Shares to the extent that the over-allotment
option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. The Sponsor does not have any redemption rights with respect to any Founder Shares and any Public Shares held by it in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the IPO, the Sponsor
w
ill not have any rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
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
Administrative Support Agreement
Commencing on the date of the closing of the IPO and securities effectively listed in the Stock Exchange (March 19, 2021), the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 19, 2021, the Company fully prepaid $120,000 for the next 12 months. For the three and nine months ended September 30, 2021, the Company expensed $30,247 and $64,438, respectively, so that related prepaid expense balance is $55,562 as of September 30, 2021.
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
over-allotment
option.
On March
19, 2021, the Company paid a fixed underwriting discount of $3,500,000, which was calculated as 2.0% of the gross proceeds of the IPO, which was offset by an $875,000 fee reimbursement paid by the underwriters to the Company. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross offering proceeds of the IPO, or $6,125,000 (the “
Deferred Discount
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$175,009,638
Liabilities:
Public Warrants	1	$4,375,000
Private Placement Warrants	3	$2,583,750

Note 7 — Fair Value Measurements
(cont.)

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrant Liability was transferred from a Level 3 fair value measurement to a Level 1, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1,2,3 during the three months and nine months ended September 30, 2021.
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
Level 3 instruments include Private Placement Warrant Liability. The Company measured the Private Placement Warrant liability at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of th
e
 Private Placement Warrant Liability used assumptions and estimates the Company believed would have been made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-g
o
ing
basis as additional data impacting the assumptions and estimates were obtained.
Changes in the fair value of the Public and Private Placement Warrant Liabilities were recognized within the statement of operations. For the three and nine months ended September 30, 2021, the Company recognized a credit to the statement of operations resulting from a decrease in the fair value of its Public and Private Placement Warrant liabilities of $3,640,000 and $6,316,250, respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial and subsequent measurement:

	As of March 19, 2021	As of September 30, 2021
Stock Price	$9.90	$9.74
Exercise Price	11.50	11.50
Expected term	5.0	5.0
Risk-free rate	0.90%	0.98%
Annual volatility	17.50%	12.0%
Probability of successful acquisition	90%	90%
Dividend yield	0%	0%
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2021:

Description	Warrant Liabilities

Balance-beginning of period as of January 1, 2021	$—
Issuance of Public and Private Placement Warrants	13,275,000
Changes in fair value of Public Warrants	(262,500)
Transfer of Public Warrants to Level 1	(8,137,500)
Change in fair value of Private Placement Warrants	(2,291,250)

Private Placement Warrant Liability as of September 30, 2021	$2,583,750

The Company’s other financial instruments’ fair value, including accounts payable and accrued expenses, approximate their carrying value due to the relatively short maturity of those instruments.

Note 8 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A
 common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 17,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

As of September 30, 2021

Gross Proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(8,400,000)
Class A common stock issuance costs	(948,820)
Plus:
Accretion of carrying value to redemption value	(9,348,820)

Class A common stock subject to possible redemption	$175,000,000
Note 9 — Stockholders’ Equity
Common Stock
The authorized
common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2021, there were 17,500,000 shares of Class A common stock issued and outstanding and 4,375,000 Founder Shares of Class B common stock issued and outstanding, after 656,250 Founder Shares were forfeited on May 3, 2021, because the underwriters did not exercise in full their over-allotment option. The forfeited shares returned to the authorized but unissued Founder Shares of the Company.
Preferred Stock
The Company
is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
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

Note 9 — Stockholders’ Equity
(cont.)

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
Note 10 — Subsequent Events
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2021, were organizational activities and those necessary to prepare for the Initial Public Offering, described below, the identification and evaluation of prospective acquisition targets for a Business Combination and ongoing administrative and compliance matters. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. For the three and the nine months ended September 30, 2021, we had a net income of $3,242,023 and $4,681,177 respectively, which consisted of formation and operating costs, net of interest income and change in fair value of Public and Private Placement Warrant Liabilities.
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
As of September 30, 2021, the Company had $150,065 of cash in its operating bank account and working capital of approximately $473,985. The Company’s liquidity needs up to September 30, 2021, had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the Founder Shares and issued warrants for $4,875,000 (see Note 5). In addition, per the Sponsor’s commitment letter, the Sponsor will provide funds to the Company, as needed to meet its operational needs through the earlier of the consummation of a business combination or one year from this filing.

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
The Company’s statement of operations includes a presentation of net income per share for common shares subject to possible redemption in a manner similar to the two-class
method of loss per share. Net income per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the net income or loss by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.
Non-redeemable
common stock includes Founder Shares class B common stock as these shares do not have any redemption features.

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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. At September 30, 2021, the underwriters had not exercised any of the over-allotment units. Because the underwriters did not exercise their over-allotment option, 656,250 shares of Class B Common Stock were forfeited at no cost on May 3, 2021, so that total Class B Common Stock were reduced from 5,031,250 to 4,375,000 shares (Note 5). The forfeited shares returned to the authorized but unissued shares of the Class B Common Stock of the Company.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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

As required by Rules
13a-15
(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of September 30, 2021, due to a material weakness in internal control over financial reporting related to accounting and classification of complex financial instruments.
Changes in Internal Control Over Financial Reporting
Other than as set forth below, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper accounting and classification of complex financial instruments within our previously issued financial statements as of March 19, 2021, March 31, 2021 and June 30, 2021. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities, instead of equity, with subsequent fair value remeasurement.
In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provision does not allow the Company to redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Management has now determined, after consultation with its advisors, and in light of SEC comments recently reported in respect of other special purpose acquisition companies, that the Class A ordinary shares underlying the units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Accordingly, the Company’s management has concluded that effective with this filing, the Company should present all redeemable Class A common stock as temporary equity and recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
To respond to this material weakness, we devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
As a result, included on our balance sheet as of September 30, 2021, are Warrant Liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Following the issuance of the SEC Staff Statement on April 12, 2021 and its guidance on reclassification of warrants and Class A common stock subject to redemption, our management and our audit committee concluded that, in light of the SEC guidance and Staff Statement, it was appropriate to restate our previously issued financial statements as of March 19, 2021, March 31, 2021 and June 30, 2021.
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
As described in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 and September 30, 2021, we have identified a material weakness in our internal control over financial reporting related to the accounting and classification of complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021. This material weakness resulted in a material misstatement of our Private Placement and Public Warrant Liabilities, change in fair value of Private Placement and Public Warrant Liabilities, Class A common stock subject to possible redemption, accumulated deficit, additional paid-in capital, net income (loss) per share and related financial disclosures in our financial statements as of March 19, 2021, March 31, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Part I, Item 4. Controls and Procedures” included in this Quarterly Report.
As described in “Part I, Item 4. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of March 31, 2021, June 30, 2021 and September 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
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

Kadem Sustainable Impact Corporation
(Registrant)

Date: November 19, 2021	By:	/s/ Charles Gassenheimer
Charles Gassenheimer Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2021	By:	/s/ Golchehreh Abtahian
Golchehreh Abtahian
Chief Financial Officer
(Principal Financial and Accounting Officer)