Form 10-K
period 2021-12-31
Kadem Sustainable Impact Corp
filed 2022-04-01
CIK 1843351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File
Number 001-40224

Kadem Sustainable Impact Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1306839
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Broad Street, 14 th Floor , New York , NY	10004
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (917
)
841-6202
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	KSICU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	KSI	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	KSICW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate
by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate
by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate
by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If
an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate
by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
  ☐
Indicate
by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons deemed to be affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market, was approximately $168.2 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As
of
March 29
, 2022, 17,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,375,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.
Documents
Incorporated by Reference: None.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K,
references to:

•
the “Company,” “we,” “us,” or “our” are to Kadem Sustainable Impact Corporation, a blank check company incorporated on December 29, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•
“equity-linked securities” are to any securities of our company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any securities issued by our company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of our company or any of our subsidiaries;

•
“Founder Shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to the Public Offering, and the shares of our Class A common stock issued upon the conversion thereof as provided in our amended and restated certificate of incorporation;

•	“initial stockholders” are to holders of our Founder Shares prior to the Public Offering;

•	“management” or our “management team” are to our officers and directors;

•	“Moab” are to Moab Partners, LP, a Delaware limited partnership;

•	“Private Placement Warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the Public Offering;

•	“Public Offering” are to our initial public offering, which closed on March 19, 2021 (the “IPO Closing Date”);

•	“Public Shares” are to shares of our Class A common stock sold as part of the units in the Public Offering;

•
“public stockholders” are to the holders of our Public Shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such Public Shares;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•
“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of our sponsor, that we may determine to make in connection with financing our initial business combination; and

•
“sponsor” are to Kadem Management, LLC, a Delaware limited liability company. Our sponsor is controlled by its managing members, Charles Gassenheimer and Secretary Ray Mabus. Tenor, Moab, CHR Structured Capital LLC, members of our management and other members of our board of directors hold equity interests in our sponsor.

•	“Tenor” are to Tenor Opportunity Master Fund, Ltd., a Cayman Islands exempted company.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form
10-K
may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters, other significant outbreaks of infectious diseases or the military conflict in Ukraine);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance in the future.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I
Item 1. Business.
Introduction
We are a blank check company incorporated in Delaware on December 29, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
Prior to our Public Offering, on December 29, 2020, 5,750,000 Founder Shares were issued to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share. On January 26, 2021, our sponsor returned to us at no cost an aggregate of 718,750 Founder Shares, which we cancelled. Up to 656,250 Founder Shares were subject to forfeiture to the extent that the over-allotment option for our Public Offering was not exercised by the underwriters. The underwriters’ over-allotment option expired 45 days from the effective date of the registration statement for the Public Offering. The underwriters did not exercise their over-allotment option prior to the conclusion of the
45-day
option period. Accordingly, on May 3, 2021, our Sponsor forfeited 656,250 Founder Shares, which we cancelled.
On March 19, 2021, we consummated our Public Offering of 17,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, and incurring offering costs of $9,973,542, consisting of $3,500,000 of underwriting discount (which was offset by an $875,000 fee reimbursement), $6,125,000 of deferred underwriting discount, $875,000 deferred advisory fee and $348,542 of other offering costs. Simultaneously with the closing of the Public Offering, the Company consummated the private placement (“Private Placement”) of 4,875,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to our sponsor, generating gross proceeds of $4,875,000. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share.
Upon the closing of the Public Offering and the Private Placement, $175,000,000 ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities with a maturity of one hundred eighty five (185) days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by us. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or at any time prior thereto at the option of the holder, on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the business combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of

common stock outstanding upon completion of the Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).
The Units began trading on the NASDAQ Capital Market (“NASDAQ”) under the Symbol “KSICU” on March 17, 2021. Commencing May 7, 2021, holders of the Units sold in our Public Offering could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the NASDAQ under the symbols “KSI” and “KSICW,” respectively. Those units not separated continue to trade on the NASDAQ under the symbol “KSICU.”
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our Public Offering, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
exceeds $700 million as of the last day of our most recently completed fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, with a focus on ESG, which we refer to as our initial business combination or our business combination. We have generated no operating revenues to date and we may not generate operating revenues even after we consummate our initial business combination.
While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus our search for a target business in the electric vehicle, energy storage and distribution, and enabling mobility technologies ecosystem. We intend to source initial business combination opportunities through our management team’s extensive network, which includes mobility and energy related sector contacts, business owners, public and private company executives and board members, investment bankers, private equity and debt investors, high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries. We hope to offer public market investors the opportunity to capitalize on the long-term trends favorably impacting our target sectors including, but not limited to, the growing adoption of electric vehicles, increasing focus on affordability and charge time of next generation batteries, and growing emphasis on enabling mobility technologies required for advanced driver assistance systems (ADAS), autonomous vehicles (AV), connected vehicles, ride-sharing and mobility services. We believe our management team is well-suited to identify and execute on opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders and offer public market investors access and direct investment exposure to these trends.
Business Strategy
Our business strategy is to utilize the evaluation experience and network of our management and board to identify and complete our initial business combination with a company that is well-positioned strategically to capitalize on the favorable long-term growth trends in the electric vehicle, energy storage and distribution, and enabling mobility technologies space. Members of our management team have spent decades building a network of contacts and corporate relationships across a broad spectrum within the mobility and energy-related sectors, ranging from energy storage and automotive batteries to autonomous/connected vehicle technologies, which we believe will help us effectively and efficiently identify opportunities. Our selection process will also leverage our relationships with venture capitalists, growth equity, and private equity funds, executives of private and public companies, investment banking firms, lenders, restructuring advisers, attorneys, accountants, consultants, and other intermediaries, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and dedicated industry approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources. We also believe that our management team and advisors’ reputations, experience, and proven operational track record will make us a preferred partner for these potential targets and provide value creation for our shareholders.
Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We expect to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies or assets with the following characteristics:

•	Target companies in electric vehicle, energy storage and distribution, and enabling mobility technologies ecosystem;

•	Have differentiated product or value proposition that provides growth opportunities and competitive advantage;

•	Have a history of strong operating and financial results or provide a clear path to achieving profitability;

•	Operate in geographies with low political and economic risk;

•	Require additional operational or financial management expertise;

•	Offer an attractive risk-adjusted return to our stockholders;

•	Can benefit from our extensive network and insight within electric vehicle, energy storage and distribution, and enabling mobility technologies industries; and

•	Have a committed and capable management team.
These criteria and guidelines are not expected to be exhaustive. We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that from time to time our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination.

Acquisition Process
In evaluating a prospective acquisition candidate, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management, investors, and employees, document reviews, inspection of facilities, as well as a review of scientific, regulatory, operational, financial, legal, and other information which will be made available to us.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or any of their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, which is a member of the Financial Industry Regulatory Authority, or FINRA, or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.
Members of our management team indirectly own Founder Shares and Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.
Our sponsor, officers, and directors may sponsor, form, or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such company may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates; however, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers, and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Initial Business Combination
Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.
We may pursue an acquisition opportunity jointly with our sponsor, or one or more of its affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.
Our Management Team
Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
Financial Position
We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting our Initial Business Combination
We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the Private Placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or assets or for working capital.
Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.
Selection of a Target Business and Structuring of our Initial Business Combination
Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.
Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•
any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of our Public Offering. Our sponsor, officers and directors will not be entitled to redemption rights with respect to any Founder Shares held by them and any Public Shares held by them in connection with the completion of our business combination.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their Founder Shares and any Public Shares purchased during or after this offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.
Our amended and restated certificate of incorporation will provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of our Public Shares, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of our Public Shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 24 months from the closing of our Public Offering.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation will provide that we will have only 24 months from the closing of our Public Offering to complete our initial business combination. If we are unable to complete our business combination within such
24-month
period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the
24-month
time period.
Our sponsor, officers and directors will not be entitled to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of our Public Offering. However, if our sponsor, officers or directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted
24-month
time period.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Public Offering or (ii) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per Public Share.
We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination within 24 months from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination within 24 months from the closing of our Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 24 months from the closing of our Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our taxes and will not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our business combination within 24 months from the closing of our Public Offering, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.
Competition
In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees and Human Capital Resources
We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.
Website
Our website address is www.kademsustainableimpact.com. Information contained on our website is not part of this Annual Report on Form
10-K.
Our Annual Reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K,
including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risk Factor Summary

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team may not be indicative of future performance of an investment in us.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete an initial business combination even though a majority of our public stockholders do not support such combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of an initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a larger number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•
Any target with which we ultimately consummate a business combination may be materially adversely affected by the coronavirus
(“COVID-19”)
outbreak, the military conflict in Ukraine and the status of debt and equity markets.

•
If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
Shareholders have no rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially for a loss.

•
If we are unable to complete an initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the business combination we complete.
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after the Public Offering, in favor of our initial business combination. Our initial stockholders own shares representing approximately 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
pandemic, the military conflict in Ukraine and the status of the debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization

declared the outbreak of the coronavirus disease
(“COVID-19”)
a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The outbreak of the
COVID-19
pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. The extent to which the
COVID-19
pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain the
COVID-19
pandemic or treat its impact, among others. If the disruptions posed by the
COVID-19
pandemic or other matters of global concern including the military conflict in Ukraine continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation will provide that we must complete our initial business combination within 24 months from the closing of the Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will be required to comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Although we expect to focus our search for a target business in the electric vehicle, energy storage and distribution, and enabling mobility technologies ecosystem, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.
Our initial business combination and our structure thereafter may not be tax-efficient
to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
Although we will attempt to structure our initial business combination in a tax-efficient
manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrantholders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrantholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.
Furthermore, we may effect a business combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax
profitability and financial condition.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share
amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
If the net proceeds of the Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such an initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

•
higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•
tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant
non-U.S.
jurisdictions;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation will provide that any of its provisions (other than amendments relating to the appointment of directors, which require the approval of a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business
combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock upon the closing of the Public Offering (assuming they do not purchase any units in the Public Offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would affect the substance or timing of our obligation to redeem

100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or (ii) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Risks Relating to our Securities
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.
NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and warrants are listed on NASDAQ, our Units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Since only holders of our Founder Shares will have the right to vote on the election of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
Only holders of our Founder Shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity; or (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of the Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 24 months from the closing of the Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares. We will use our best efforts to cause the same to become effective, but in no event later than 60 business days after the closing of our initial business combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement entered into in connection with the Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares, after those shares convert to Class A common stock at the time of our initial business combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our Private Placement Warrants or holders of working capital loans or their respective permitted transferees are registered for resale.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes). As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. If an amendment adversely affects the Private Placement Warrants in a different manner than the public warrants or vice versa, then approval of holders of at least 65% of the then-outstanding public warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes, will be required. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants (or, if applicable, 65% of the then-outstanding public warrants and 65% of the then-outstanding Private Placement Warrants, voting as separate classes) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the market value of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined by reference to a table set forth in the warrant agreement. The value received upon such exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock that may be received in connection with such an exercise is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.
Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.
We issued warrants to purchase 8,750,000 shares of our Class A common stock as part of the Units issued in the Public Offering and, simultaneously with the closing of the Public Offering, we issued in the Private Placement warrants to purchase an aggregate of 4,875,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own 4,375,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.
To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
Because each Unit contains
one-half
of one warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.
Each Unit contains
one-half
of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, and the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination (net of redemptions), then the exercise price of the warrants will be adjusted to equal 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
Our ability to require holders of our warrants to exercise such warrants on a cashless basis if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that our shares of Class A common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrantholder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then-current market price. Accordingly, to exercise the warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of (A) the number of shares of Class A common stock underlying the warrants and (B) the difference between the exercise price of the warrants and the “fair market value” by (y) such fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants.

In addition, if a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” shall mean the volume weighted average price of the Class A common stock for the 10 trading day period ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.
If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 whole warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the Units we issued in the Public Offering, the allocation an investor makes of the purchase price of a Unit between the share of our Class A common stock and the partial warrant to purchase Class A common stock included in each Unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,750,000 Public Warrants and 4,875,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income, net of franchise and income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
Risks Relating to our Sponsor and Management Team
Past performance by our management team may not be indicative of future performance of an investment in the Company.
Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of our sponsor. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with our sponsor. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties.
Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
Our sponsor holds an aggregate of 4,375,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our sponsor holds an aggregate of 4,875,000 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, which our sponsor acquired for a purchase price of $4,875,000, or $1.00 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination.
In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. In addition, the Founder Shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our initial business combination. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.
General Risk Factors
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 232,500,000 and 15,625,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of shares of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of our Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one
ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of our Class B common stock are also convertible at the option of the holder at any time.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We are also a “smaller reporting company” as defined in Regulation
S-K
under the Securities Act and may take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an emerging growth company.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation provides, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or to our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate or bylaws or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery of the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery of the State of Delaware (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery of the State of Delaware within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or (C) for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction, in which case, any such claim must be brought in any other court located in the State of Delaware possessing subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers.
Notwithstanding the foregoing, our amended and restated certificate of incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, our amended and restated certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the federal courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce these exclusive forum provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions.
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
Additionally, the Company identified an error related to accounting for underwriter’s overallotment related to Class A common stock subject to redemption. Management has concluded that the error is immaterial and does not require restatement of previously issued financial statements as of March 19, 2021, March 31, 2021, June 30, 2021, September 30, 2021 or December 31, 2021.

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
As described in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 and September 30, 2021, and also described herein, we have identified a material weakness in our internal control over financial reporting related to the accounting and classification of complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021. This material weakness resulted in a material misstatement of our Private Placement Warrant Liability and Public Warrant Liability, change in fair value of Private Placement Warrant Liability and Public Warrant Liability, Class A common stock subject to possible redemption, accumulated deficit, additional paid-in
capital, net income (loss) per share and related financial disclosures in our financial statements as of March 19, 2021, March 31, 2021 and June 30, 2021.
We have taken a number of measures to remediate the material weaknesses described above; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
or Form
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our executive offices are located at 30 Broad Street, 14
th
Floor, New York, NY. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Units began trading on the NASDAQ under the symbol “KSICU” on March 17, 2021. Commencing on May 7, 2021, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the NASDAQ under the symbols “KSI” and “KSICW,” respectively. Those Units not separated continue to trade on the NASDAQ under the symbol “KSICU.”
Holders
At March 29, 2022, there was one holder of record of our Units, one holder of record of our Class A common stock, one holder of record of our Class B common stock, two holders of record of our Warrants and one holder of record of our Private Placement Warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
On December 29, 2020, our sponsor was issued 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. On January 26, 2021, our sponsor returned to us at no cost an aggregate of 718,750 Founder Shares, which we cancelled. Up to 656,250 Founder Shares were subject to forfeiture to the extent that the over-allotment option for our Public Offering was not exercised by the underwriters. The underwriters’ over-allotment option expired 45 days from the effective date of the registration statement for the Public Offering. The underwriters’ over-allotment option expired 45 days from the effective date of the registration statement for the Public Offering. Accordingly, on May 3, 2021, our sponsor forfeited 656,250 Founder Shares, which we cancelled. The outstanding Founder Shares will automatically convert into shares of Class A common stock at the time of our initial business combination. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Simultaneously with the closing of the Public Offering, we consummated the Private Placement of 4,875,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to our sponsor, generating gross proceeds of $4,875,000. Each Private Placement Warrant entitles the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Use of Proceeds
On March 19, 2021, we consummated the Public Offering of 17,500,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $175,000,000.
On March 19, 2021, simultaneously with the closing of the Public Offering, we completed the Private Placement of 4,875,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant with our sponsor, generating gross proceeds of $4,875,000.
BMO Capital Markets was the sole book-running manager for the Public Offering. Academy Securities and AmeriVet Securities acted as co-managers
for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-253595)
(the “Form
S-1”).
The SEC declared the Form
S-1
effective on March 16, 2021. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on March 18, 2021.
In connection with the Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the consummation of the Public Offering. As of the IPO date, March 19, 2021, the Note was terminated.
In addition, in order to finance transaction costs in connection with a business combination, on November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1.5 million (the “Working Capital Loan”) to the Sponsor (as described in Note 4 to the financial statements). The Working Capital Loan will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a business combination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven.
Item 6. [
Reserved
.]
[Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we,” “us” or the “Company” refer to Kadem Sustainable Impact Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Kadem Management, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated in Delaware on December 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the twelve months ended December 31, 2021 were organizational activities and those necessary to prepare for the Public Offering, described below, the identification and evaluation of prospective acquisition targets for a business combination and ongoing administrative and compliance matters. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the twelve months ended December 31, 2021, we had net income of $3,820,335, which consisted of formation and operating costs, net of interest income and change in the fair value of the Public Warrants Liability and Private Placement Warrant Liability. For the period from December 29, 2020 (inception) to December 31, 2020, we had no income or expenses incurred.
Liquidity and Capital Resources
On March 19, 2021, the Company consummated the Public Offering of 17,500,000 Units, with respect to the shares of the Company’s Class A common stock, par value $0.0001 per share, at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one Public Share, and one-half
of one warrant which entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
Simultaneously with the closing of the Public Offering, the Company consummated the sale of 4,875,000 warrants at a price of $1.00 per Private Placement Warrant in a Private Placement to the Sponsor, generating gross proceeds of $4,875,000.
Following the closing of the Public Offering, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and certain of the proceeds of the Private Placement was placed in a Trust Account. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
As of December 31, 2021, the Company had $62,821 of cash in its operating bank account and working capital of approximately $218,275.
Prior to the completion of the Public Offering, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares. Subsequent to the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of Private Placement Warrants for $4,875,000 (see Note 4 to the financial statements), not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, on November 17, 2021, the Company entered into the Working Capital Loan with the Sponsor (as described in Note 4 to the financial statements). The Working Capital Loan will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a business combination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. Also, the Company is subject to mandatory liquidation and subsequent dissolution if no business combination is consummated within twenty-four months from the IPO filing date. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation – Going Concern,” management has determined that the limited amounts of cash and working capital and risk of mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies.
Shares of Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company’s shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.
Public Warrants and Private Placement Warrants
Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 4,875,000 Private Placement Warrants at a price of $1.00 per whole Warrant ($4,875,000 in the aggregate) in the Private Placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share.
Pursuant to the Public Offering, the Company sold 17,500,000 Units at a price of $10.00 per Unit for a total of $175,000,000. Each Unit consists of one Public Share, and one-half
of one warrant (“Public Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
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
The Company evaluated the Public Warrants and Private Placement Warrants under ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ (deficit) equity. Specifically, the exercise of the Public Warrants and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock. Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at their initial fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.
Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered the effect of the conversion of the Working Capital Loan warrants to Class A common shares, upon merger, in the calculation of diluted income per share, since no amounts were drawn from the Working Capital Loan as of December 31, 2021. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 13,625,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company has two classes of shares, which are referred to as Class A and Class B common stock. The Company’s statement of operations includes a presentation of net income per share for each of Class A and B common stock in a manner similar to the two-class
method of income per share. Net income per common share, basic and diluted, for Class A and B common stock is calculated by dividing the net income by the weighted average number of shares of Class A and B common stock since original issuance.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative support services provided to the Company. We began incurring these fees on March 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the Company’s liquidation.

On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial business combination. If the Company does not complete an initial business combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an initial business combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into warrants (“Working Capital Warrants”) equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. No amounts were drawn down under the Working Capital Loan as of December 31, 2021. $100,000 was drawn in January 2022 and $200,000 was drawn in February 2022, for a total of $300,000 draw down under the Working Capital Loan.
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters did not exercise any of the over-allotment units which expired on May 3, 2021. Because the underwriters did not exercise their over-allotment option, 656,250 shares of Class B common stock were forfeited at no cost on May 3, 2021, so that total Class B common stock were reduced from 5,031,250 to 4,375,000 shares (Note 5 to the financial statements). The forfeited shares returned to the authorized but unissued shares of the Class B common stock of the Company.
The underwriter is entitled to a deferred underwriting discount of 3.5% of the gross offering proceeds of the Public Offering, or $6,125,000 (the “Deferred Discount”), and BMO Capital Markets Corp. will be entitled to a cash fee (the “Advisory Fee”) equal to 0.5% of the gross offering proceeds of the Public Offering, or $875,000, for providing certain capital markets advisory services to the Company. Each of the Deferred Discount and the Advisory Fee will be payable upon the Company’s completion of its initial business combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial business combination.
The holders of Founder Shares and Working Capital Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on March 16, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.
KADEM SUSTAINABLE IMPACT CORPORATION
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	58
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	59
Statements of Operations for the Year Ended December 31, 2021 and for the Period from December 29, 2020 (Inception) to December 31, 2020	60
Statements of Changes in Stockholders’ (Deficit) Equity for the Year Ended December 31, 2021 and for the Period from December 29, 2020 (Inception) to December 31, 2020	61
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from December 29, 2020 (Inception) to December 31, 2020	62
Notes to Financial Statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Kadem Sustainable Impact Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kadem Sustainable Impact Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from December 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
Philadelphia, PA
March
31
, 2022

KADEM SUSTAINABLE IMPACT CORPORATION
BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020

ASSETS:
Current Assets:
Cash	$62,821	$—
Due from Sponsor	—	25,000
Prepaid expenses and other assets	699,391	—

Total current assets	762,212	25,000
Prepaid expenses—long term	134,155	—
Marketable Securities held in Trust Account	175,013,336	—

Total assets	$175,909,703	$25,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$34,078	$—
Accrued liabilities	350,033	—
State franchise tax accrual	159,826	—

Total current liabilities	543,937	—
Deferred underwriting discount and advisory fee	7,000,000	—
Warrant liabilities	7,406,250	—

Total liabilities	14,950,187	—

COMMITMENTS (NOTE 5)
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value as of December 31, 2021	175,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 0 shares issued and outstanding, excluding 17,500,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 and 5,750,000 shares issue d and outstanding, as of December 31, 2021 and 2020 , respectively	437	575
Additional paid-in-capital	—	24,425
Accumulated deficit	(14,040,921)	—

Total Stockholders’ (Deficit) Equity	(14,040,484)	25,000

Total Liabilities and Stockholders’ (Deficit) Equity	$175,909,703	$25,000

The accompanying notes are an integral part of these financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD
FROM DECEMBER 29,2020 (INCEPTION) TO DECEMBER 31, 2020

	For the Year Ended December 31, 2021	For the Period from December 29, 2020 (inception) to December 31, 2020

Operating Expenses
General and a dministrative expenses	$1,414,235	$—
State franchise taxes, other than income tax	159,826	—

Loss from operations	1,574,061	—
Other Expenses (Income):
Offering costs allocated to warrant liabilities	487,723	—
Change in fair value of warrant liabilities	(5,868,750)	—

Interest income	(13,369)	—

Total other income	(5,394,396)	—

Net Income	$3,820,335	$—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	13,760,274	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.21	$—
Basic and diluted weighted average shares outstanding, Class B common stock	4,424,229	5,750,000
Basic and diluted net income per share, Class B common stock	$0.21	$—

The accompanying notes are an integral part of these financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD
FROM DECEMBER 29, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance as of December 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B C ommon S tock	—	$—	5,750,000	$575	$24,425	$—	$25,000
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$—	$25,000
Class B C ommon S tock forfeited	—	$—	(1,375,000)	$(138)	$138	$—	$—
Remeasurement of Class A common stock to redemption	—	$—	—	$—	$(24,563)	$(17,861,256)	$(17,885,819)
Net Income						$3,820,335	$3,820,335
Balance as of December 31, 2021	—	$—	$4,375,000	$437	$—	$(14,040,921)	$(14,040,484)

The accompanying notes are an integral part of these financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD
FROM DECEMBER 29, 2020 (INCEPTION) TO DECEMBER 31, 2020

	For the Year Ended December 31, 2021	For the Period from December 29, 2020 (inception) to December 31, 2020

Cash Flow from operation activities
Net Income	$3,820,335	$—
Adjustments to reconcile net income to net cash used in operating activities
Trust income reinvested in Trust Account	(13,336)	—
Change in fair value of warrants	(5,868,750)	—
Offering costs allocated to warrant liabilities	487,723	—
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	384,111	—
Increase in state franchise tax accrual	159,826	—
Increase in prepaid expenses and other assets	(833,546)	—

Net cash used in operating activities	(1,863,637)	—

Cash flows from investing activities
Cash deposited in Trust Account	(175,000,000)	—

Net cash used in investing activities	(175,000,000)	—

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock and public warrants	175,000,000	—
Proceeds from issuance of private placement warrants	4,875,000	—
Proceeds from issuance of Class B Common Stock	25,000	—
Payment of underwriter discount and offering costs	(2,973,542)	—

Net cash provided by financing activities	176,926,458	—

Net increase in cash	62,821	—
Cash at beginning of period	—	—

Cash at end of period	$62,821	$—

Supplemental disclosure of non-cash financing activities
Initial classification of warrant liability	$13,275,000	$—
Deferred underwriting discount and advisory fee	$7,000,000	$—
Remeasurement of Class A common stock to redemption amount	$17,885,819	$—
Issuance of Class B common stock in return of increase in due from sponsor	$—	$25,000

The accompanying notes are an integral part of these financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 1 — Description of Organization, Business Operations and Going Concern
Organization and General
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
Act of 2012 (the “
JOBS Act
”).
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) to December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“
IPO
”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on marketable securities from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.
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
 A Common Stock
”), included in the Units sold in the IPO (the “
Public Shares
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
Going Concern
As of December 31, 2021, the Company had $62,821 of cash in its operating bank account and working capital of approximately $218,275.
Prior to the completion of the Public Offering, the Company’s liquidity needs were satisfied through a capital contribution of $
25,000
from the Sponsor in exchange for the issuance of the Founder Shares. Subsequent to the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of Private Placement Warrants for $
4,875,000
(see Note
4)
, not held in the Trust Account. In addition, in order to finance transaction costs in connection with a
b
usiness
c
ombination, on November
17
,
2021
, the Company
 entered into
the Working Capital Loan

with
the Sponsor (as described in Note
4)
. The Working Capital Loan will either be repaid upon consummation of a
b
usiness
c
ombination, without interest, or, at the lender’s discretion, up to $
1.5
 million of such Working Capital Loan may be convertible into warrants of the post-
b
usiness
c
ombination entity at a price of $
1.00
per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a
b
usiness
c
ombination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven.
The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. Also, the Company is subject to mandatory liquidation and subsequent dissolution if no business combination is consummated within twenty-four months from the IPO filing date. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation – Going Concern,” management has determined that the limited amounts of cash and working capital and risk of mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties
Impact of
COVID-19
On January 30, 2020, the World Health Organization (“
WHO
”) announced a global health emergency because of a new strain of coronavirus (the “
COVID-19
outbreak
”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Impact of the military conflict in Ukraine
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company are presented and prepared in conformity with accounting principles generally accepted in the United States of America (“
GAAP
”).
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election

to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of December 31, 2021 and 2020 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities would be included in the accompanying statement of operations, to which there were none during the year ended December 31, 2021 or for the period from December 29, 2020 (inception) to December 31, 2020. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. Interest income from securities is recorded on the accrual basis and dividends from securities are recorded on the ex-dividend date.
As of December 31, 2021 and 2020, the Company had $175,013,336 and $0,
respectively, in marketable securities held in the Trust Account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” (“
ASC 820
”) approximates the carrying amounts represented in the balance sheet.
As of December 31, 2021 and 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, the Company incurred offering

costs in the aggregate of $
9,973,542
, consisting of $
3,500,000
of underwriting discount (which was offset by an $
875,000
fee reimbursement), $
6,125,000
of deferred underwriting discount, $
875,000
deferred advisory fee and $
348,542
of other offering costs. Offering costs have been allocated to the public and private placement warrants issued in the Initial Public Offering based on their relative fair value basis compared to total proceeds received. Offering costs of $
487,723
associated with warrant liabilities have been expensed in the statement of operations and offering costs associated with the Class A common stock of $
9,485,819
(note 7) have been charged to stockholders’ equity
,

as Remeasurement of Class A common Stock to redemption.
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
Public Warrants and Private Placement Warrants
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
one-half
of one warrant (“
Public Warrants
”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, as discussed in Note 3.
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
The Company evaluated the Public Warrants and Private Placement Warrants under ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public Warrants and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock.
Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at its initial fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.
Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered the effect of the conversion of the Working Capital Loan warrants to Class A common shares, upon merger, in the calculation of diluted income per share, since no amounts were drawn from the Working Capital Loan as of December 31, 2021. The
Company

has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of
13,625,000
shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company has two classes of shares, which are referred to as Class A subject to possible redemption and Class B common stock. The Company’s statement of operations includes a presentation of net income per share for each of Class A and B common stock in a manner similar to the two-class
method of income per share. Net income per common share, basic and diluted, for class A and B common stock is calculated by dividing the net income by the weighted average number of shares of Class A and B common stock since original issuance.
Non-redeemable
common stock includes Founder Shares
C
lass B common stock as these shares do not have any redemption features.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the year ended December 31, 2021		For the Period from December 29, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator
Allocation of net income	$2,890,860	$929,475	$—	$—
Denominator
Weighted average shares outstanding, basic and diluted	13,760,274	4,424,229	—	5,750,000

Basic and diluted net income per share	$0.21	$0.21	$—	$—

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties on December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company had a franchise tax liability of $159,826 and $0 respectively, as of December 31, 2021 and 2020
.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“
ASU
”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“
ASU
2020-06
”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for the Company beginning January 1, 2024, and can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.
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
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000 additional Units to cover any over- allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters did not exercise their over-allotment option.
Note 4 — Related Party Transactions
Founder Shares
On December 29, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock (the “
Founder Shares
”) for an aggregate price of $25,000. On January 26, 2021, the Sponsor surrendered an aggregate of

 718,750

Founder Shares to the Company at no cost.
On May 3, 2021, because the underwriters did not exercise in full their over-allotment option,

656,250
shares of Founder Shares were forfeited,
at no
cost, so that the total number of Founder Shares outstanding were reduced from 5,031,250 to
4,375,000
shares, representing 20% of the Company’s issued and outstanding shares after the IPO. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their Founder Shares into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor does not have any redemption rights with respect to any Founder Shares and any Public Shares held by it in connection with the completion of the Initial

Business Combination. If the Initial Business Combination is not completed within
 24
months from the closing of the IPO, the Sponsor will not have any rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
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
Administrative Support Agreement
Commencing on the date of the closing of the IPO and securities effectively listed in the Stock Exchange (March 19, 2021), the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On March 19, 2021, the Company fully prepaid $120,000 for the next 12 months. For the year ended December 31, 2021, the Company expensed $94,685, so that related prepaid expense balance is $25,315 as of December 31, 2021.

Related Party Loans
On December 29, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “
Note
”). This loan was
no
n-interest
bearing and payable on the earlier of June 30, 2021, or the completion of the IPO (the “
Maturity Date
”). No amounts were drawn down under the
Note.
On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an Initial Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into that number of warrants to purchase one share of Class A Common Stock, $0.0001 par value per share, of the Company (the “
Working Capital Warrants
”) equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. No amounts were drawn down under the Working Capital Loan as of December 31, 2021.
Note 5 — Commitments and Contingencies
Underwriting Agreement
The Company granted the underwriters a
45-day
option from March 16
, 202
1, to purchase up to 2,625,000 additional Units to cover any over- allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters did not exercise their over-allotment option.
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
Level
2
: Observable inputs other than Level
1
inputs. Examples of Level
2
inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$175,013,336	$—
Liabilities:
Public Warrants	1	$4,725,000	$—
Private Placement Warrants	3	$2,681,250	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrant
l
iability was transferred from a Level 3 fair value measurement to a Level 1, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1,2,3 during the year ended December 31, 2021.
Level 1 instruments include
marketable securities
in money market funds and U.S. Treasury securities and Public Warrant liability
. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of Public Warrant liability
is measured based on the listed market price of such warrants.
Level 3 instruments include the Private Placement Warrant liability. The Company measured the Private Placement Warrant liability at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Placement Warrant liability used assumptions and estimates the Company believed would have been made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going
basis as additional data impacting the assumptions and estimates were obtained.
Changes in the fair value of the Public

Warrant liability
and Private Placement Warrant
liability
were recognized within the statement of operations. For the year ended December 31, 2021, the Company recognized other income in
the statement of operations from
the
decrease in the fair value of its Public

Warrant liability
and Private Placement
Warrant liability
of $5,868,750 presented as change in fair value of warrant
liabilities.

Level 3 Disclosures
The fair value of the Public Warrant liability was initially measured using a Monte Carlo simulation model. Subsequently, the fair value of Public Warrants is measured based on the listed market price of such warrants, a Level 1 measurement. The Private Placement Warrants outstanding are initially and subsequently measured at fair value using a Modified Black-Scholes Option Pricing model. Inherent in the Pricing model assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based upon historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial and subsequent measurement:

	March 19, 2021	December 31, 2021

Stock Price	$9.90	$9.68
Exercise Price	11.50	11.50
Expected term	5.0	5.00
Risk-free rate	0.90%	1.26%
Annual volatility	17.50%	12.00%
Probability of successful acquisition	90%	90%
Dividend yield	0%	0%
The following table presents changes in the fair value of warrant liabilities for the year ended December 31, 2021:

Description	Public Warrants	Private Placement Warrants	Warrant Liabilities

Warrant liabilities as of January 1, 2021	$—	$—	$—
Issuance of Public Warrants and Private Placement Warrants	8,400,000	4,875,000	13,275,000
Change in fair value of warrant liabilities	(3,675,000)	(2,193,750)	(5,868,750)

Warrant liabilities as of December 31, 2021	$4,725,000	$2,681,250	7,406,250

The

Company’s other financial instruments’ fair value, including accounts payable and accrued expenses, approximate their carrying value due to the relatively short maturity of those instruments.

Note 7 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 17,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying balance sheet. The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(8,400,000)
Class A common stock issuance costs	(9,485,819)
Plus:
Remeasurement of carrying value to redemption value	(17,885,819)

Class A common stock subject to possible redemption	$175,000,000

Note 8 — Stockholders’ (Deficit)

Equity
Common Stock
The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2021, there were 17,500,000 shares of Class A common stock issued and outstanding and 4,375,000 Founder Shares of Class B common stock issued and outstanding, after 656,250 Founder Shares were forfeited on May 3, 2021, because the underwriters did not exercise in full their over-allotment option. The forfeited shares returned to the authorized but unissued Founder
Class B
Shares of the Company.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Warrants
Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade.
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
Once the Warrants become exercisable, the Company may r
edee
m the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

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
Note 9 — Income Taxes
As of December 31, 2021, the Company’s net deferred tax assets are as follows:

Deferred Tax Asset s :
Organizational costs/Start up expenses	$296,989
Federal net operating loss	33,563

Total deferred tax assets	$330,552
Deferred tax liabilities:
Unrealized gain on Trust Account	$(2,807)
Total Deferred tax liabilities	$(2,807)
Net deferred tax assets before valuation allowance	$327,745
Valuation allowance	$(327,745)

Net Deferred tax assets	—

The income tax provision for the year ended December 31, 2021, consists of the following:

Federal:
Current	$—
Deferred	(327,745)
State:
Current	—
Deferred	—
Change in valuation allowance	327,745

Income tax provision	$—

As of December 31, 2021, the Company has $159,826

of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $327,745.
A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Transaction costs allocated to warrant liabilities	2.7%
Change in valuation allowance	(23.7	) %

Income tax provision	0.0%

Note
10
 — Subsequent Events
The Company drew down
$100,000 in January 2022 and $200,000 was drawn in February 2022, for a total of
$300,000 drawn down under the Working Capital Loan.
Management has evaluated the impact of subsequent events through the date the financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 19, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
Internal Control Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our internal control over financial reporting did not result in the proper classification of our warrants and Class A common stock subject to redemption within our previously issued financial statements as of March 19, 2021, March 31, 2021, and June 30, 2021.
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
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets.
Additionally, The Company identified an error related to accounting for underwriter’s overallotment related to Class A common stock subject to redemption. Management has concluded that the error is immaterial and does not require restatement of previously issued financial statements as of March 19, 2021, March 31, 2021, June 30, 201, September 30, 2021 or December 31, 2021.
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

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our current officers and directors are as follows:

Name	Age	Position
Raymond E. Mabus, Jr.	73	Director and Chairman
Charles Gassenheimer*	48	Chief Executive Officer, Secretary and Director
Golchehreh Abtahian*	43	Chief Financial Officer
Raj Chudgar	48	President
Virginia A. Kamsky	68	Independent Director
Michael Del Giudice	79	Independent Director
Pin Ni	57	Independent Director
Saurin Shah	55	Independent Director
Christine Mott	40	Independent Director

*	Denotes an executive officer.
Raymond E. Mabus, Jr. –
Director and Chairman. Mr. Mabus has served as a member of our board of directors and as our Chairman since December 2020. He is Founding Principal and chief executive officer of The Mabus Group, a strategic advisory firm specializing in energy, sustainability, cyber security, and talent management. Mr. Mabus is also currently the Chairman of the Board of Directors of InStride and a board member of Amentum, Dana Incorporated and Hilton Worldwide Holdings, Inc. From 2017 to 2019, Mr. Mabus was an advisor to GV (formerly Google Ventures) and from 2017 to 2018 was a visiting fellow at both Harvard Law School and Harvard Kennedy School. He served as the 75th United States Secretary of the Navy from 2009 to 2017. Mr. Mabus, over the last four decades, has served domestically and globally in a variety of high-level state and federal government roles. During his career in the private sector, Mr. Mabus served as Chairman and Chief Executive Officer of Foamex and on the board of directors of Enersys, a stored energy systems and technology provider for industrial applications. Mr. Mabus received a J.D., magna cum laude, from Harvard Law School, a Master’s Degree from Johns Hopkins University and a Bachelor’s Degree, summa cum laude, from the University of Mississippi.
We believe that Mr. Mabus’ extensive experience in high-stake government roles and overseeing operations bring important and valuable skills to our board of directors and makes him qualified to serve as a member of our board of directors.
Charles Gassenheimer –
Chief Executive Officer, Secretary and Director. Mr. Gassenheimer has served as our Chief Executive Officer, Secretary and as a member of our board of directors since December 2020. He has served as a Founder and President of CHR, a New York City-based private equity firm, since 2012. Mr. Gassenheimer has previously served as the Chief Executive Officer, and currently serves as a director, of Unimed Holdings, LLC, and he serves as President of Omnis Energy Refineries, LLC, each portfolio companies of CHR. He leads CHR’s financial and strategic advisory services efforts as well as its growth equity investment platform. Mr. Gassenheimer advises Karma Automotive and is also an advisory board member of ZincFive, a developer and manufacturer of nickel-zinc batteries. Prior to that he spent six years managing the family office of a multi-billion dollar family focused on clean technologies. During his tenure there he became chairman and subsequently, CEO of Ener1, a developer and manufacturer of lithium-ion
batteries and chairman of Norwegian Electric Vehicle Maker Think Electric. In April 2016, the Securities and Exchange Commission entered a settlement of its investigation relating to Ener1’s disclosures in its periodic reports. Under the settlement, Mr. Gassenheimer, Ener1 and other Ener1 officers consented to a cease and desist order against future violations of certain provisions and rules of the Securities Act and Exchange Act, and Mr. Gassenheimer agreed to pay a civil money penalty of $100,000. The cease and desist order followed a finding by the Securities and Exchange

Commission that Mr. Gassenheimer committed violations of Sections 17(a)(2) and (3) of the Exchange Act and Exchange Act Rule
13a-14,
resulting from materially overstated earnings and assets and internal control deficiencies in Ener1’s Annual Report on Form
10-K
for the year ended December 31, 2010 and Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2011. Mr. Gassenheimer did not admit or deny any substantive findings in the order, and the order did not include any finding of any violation of any statute or regulation that required a showing of intentional wrongdoing or fraud or affect Mr. Gassenheimer’s future employment status, nor did it prohibit Mr. Gassenheimer from serving in any capacity on public company boards of directors.
Golchehreh Abtahian –
Chief Financial Officer. Ms. Abtahian has served as our Chief Financial Officer since March 2021. Ms. Abtahian has served as a Vice President at CHR since 2012. She has 18 years of experience across a broad range of asset classes, including public and private equities, high yield and distressed debt, and structured products. Prior to her nine year tenure at CHR, Ms. Abtahian was an Analyst at Latigo Partners from 2007-2009, where she was responsible for recommending and managing investments in high yield bank debt, stressed and distressed debt, capital structure arbitrage, asset-backed securities, and equities. Previously, Ms. Abtahian was an Analyst at Satellite Asset Management from 2003-2007, where she was responsible for managing over $1 billion of the fund’s distressed debt, high yield and equities investments. She began her career as an Analyst at Goldman Sachs for the Principal Strategies Group, a proprietary trading desk, where she focused on both public equity and distressed debt investments. Ms. Abtahian graduated with a Bachelor of Science in Economics, summa cum laude, from the University of Pennsylvania.
Raj Chudgar –
President. Mr. Chudgar has served as our President since March 2021. Mr. Chudgar is currently the Chief Executive Officer and Chairman of the Board of Directors at Demand Power Group, an uninterruptible power supply provider. From 2015-2019, he served as President of Viridity Energy, and led the sale to Ormat Technologies, Inc. in 2017. Mr. Chudgar has prior experience as a Vice President at Power Generation Services from 2013-2015, where he was accountable for all sales and business development. He is also on the advisory board for Distributech International and PowerGen International. Mr. Chudgar holds Bachelor and Masters of Engineering degrees in Chemical Engineering from the J.B. Speed School of Engineering at the University of Louisville (Kentucky).
Virginia A. Kamsky –
Independent Director. Ms. Kamsky has served as one of our independent directors since March 2021. Ms. Kamsky is the Founder of KAI, a strategic advisory firm, and has been Chairman and Chief Executive Officer since 1980. She also served as an Executive Vice President of Foamex International, and in various leadership roles at then-Chase Manhattan Bank, including as a credit and lending officer and second vice president in charge of the Chase Corporate Division-China. Ms. Kamsky is currently a board member of Dana Incorporated, a supplier for conventional, hybrid, and electric-powered vehicles. Ms. Kamsky has previously served on the Boards of the following public companies: Ingram Micro Inc., Spectrum Brands Holdings, Inc., W.R. Grace and Company, Sealed Air Corporation, Shorewood Packing Corporation, Foamex International, Tecumseh Products Company, Tate & Lyle PLC and Olin Corporation. Ms. Kamsky received a graduate school fellowship in the MPA program at Princeton University’s Woodrow Wilson School of Public and International Affairs and received a Bachelor’s of Arts in East Asian Studies, cum laude, from Princeton University.
We believe Ms. Kamsky’s extensive experience in evaluating strategic options and the operations of companies in our target industries and her experience on multiple boards bring important and valuable skills to our board of directors and make her qualified to serve as a member of our board of directors.
Michael Del Giudice –
Independent Director. Mr. Del Giudice has served as one of our independent directors since March 2021. Mr. Del Giudice is the
Co-Founder
of CHR, which was founded in 2012. Mr. Del Giudice is currently Chair and Senior Managing Director of CHR. Additionally, he is a Senior Managing Director of Millennium Capital Markets LLC and MCM Securities LLC, investment banking firms he founded in 1995 and 1996. Mr. Del Giudice was
Co-Founder
and former Chairman and Managing Director of Rockland

Capital, a $1 billion power-focused private equity fund. Mr. Del Giudice served as Board Member and Lead Director of Fusion Telecommunications, Inc. and Chair of the Governor’s Committee on Scholastic Achievement. He formerly was Board Member and Lead Director of Barnes & Noble, Inc. and formerly served as Lead Director of Consolidated Edison, one of the largest investor-owned energy companies in the United States. Earlier in his career, Mr. Del Giudice co-founded
and was Senior Managing Director of Millennium Credit Markets, LLC and MCM Securities, LLC, financial advisory firms specializing in energy, real estate, and investment management. Mr. Del Giudice is the former General Partner of Lazard Frères & Co and the former Chief of Staff to New York Governor Mario M. Cuomo and Deputy Chief of Staff to Governor Hugh L. Carey. He also served as chairman of each of NY State Governor Andrew Cuomo’s campaigns for Attorney General and Governor. Mr. Del Giudice was awarded a Bachelor of Business Administration from Baruch School of The City College of New York and completed graduate studies at New York University.
We believe that Mr. Del Giudice’s extensive investment, board and financial advisory experience bring important and valuable skills to our board of directors and make him qualified to serve as a member of our board of directors.
Pin Ni –
Independent Director. Mr. Ni has served as one of our independent directors since March 2021. Mr. Ni is President of Wanxiang America, a $4 billion American company that specializes in auto parts, hotels, electric vehicles, renewable energy, and more. Mr. Ni established Wanxiang America in 1994 as a subsidiary of
Hangzhou-based
Wanxiang Group. Wanxiang Group is one of the largest Chinese privately-held companies, and clean energy is one of the major areas it has been involved in. Mr. Ni led Wanxiang Group’s efforts into Wanxiang New Energy, a solar based manufacturer in Rockford, Illinois. He is a Trustee at Northwestern University and the
US-China
Business Council, and he was recently honored as the Blue Cloud Award recipient by the China Institute. Mr. Ni earned his Bachelor’s degree and Master of Business Administration degree from Zhejiang University and was a doctoral candidate in Economics at the University of Kentucky.
Mr. Ni’s extensive experience in electric vehicles and renewable energy bring important and valuable skills to our board of directors and make him qualified to serve as a member of our board of directors.
Saurin Shah –
Independent Director. Mr. Shah is the founder and Portfolio Manager at Makavin LLC, a fund investing in public companies exposed to smart mobility and other disruptive technologies with an ESG overlay. He also currently serves as a Senior Advisor to Automobility Ltd, where he advises on merchant banking transactions, market developments, and trends related to smart mobility. Previously, Mr. Shah spent 11 years, from 2008-2019, at Neuberger Berman, where he was a Managing Director, and served in a variety of roles: he was the Lead Portfolio Manager of Neuberger Berman’s Next Generation Mobility fund, which invests in public companies exposed to autonomous, connected and electric vehicle and ride-sharing technologies with ESG integration; the Director of Thematic Research, where he led investigations of several disruptive technologies and paradigm shifts; the co-Portfolio
Manager of Neuberger Berman’s Global Equity fund; and senior equity analyst for the Global Equity team covering autos/industrials, energy, and materials/metals and mining, and certain technology sectors. Mr. Shah holds a Master of Business Administration and a Master of International Affairs degree from Columbia University, where he was a Dean’s Fellow, and a Bachelor of Arts from Johns Hopkins University.
Mr. Shah’s extensive experience in electric vehicles and energy bring important and valuable skills to our board of directors and make him qualified to serve as a member of our board of directors.
Christine Mott –
Independent Director. Ms. Mott is a commercial law attorney with a background in animal law advocacy and sustainable living. Most recently, Ms. Mott served as General Counsel and Corporate Secretary of the International Council of Shopping Centers (ICSC), the largest global trade association for the retail real estate industry, from 2015 to 2019. As General Counsel, she had oversight of all legal affairs pertaining to ICSC, including corporate governance, commercial contracts, labor and employment, operational policies and procedures, risk management, and monitoring legal developments impacting ICSC and its members.

Previously, Ms. Mott was an associate at Cahill Gordon & Reindel LLP with a focus on commercial litigation and corporate investigations. Ms. Mott is a former Chair of the Animal Law Committee of the New York City Bar Association where she led legal and policy efforts to change laws and regulation to improve animal welfare and support industries seeking to take animals out of the supply chain. Ms. Mott has also served in leadership capacities for various non-profit
organizations, including as a Board Member of Catskill Animal Sanctuary, Board Chair and Founding member of Empire State Humane Voters (renamed Voters for Animal Rights), a New York State Council Member of the Humane Society of the United States, and a Board Member of NADAP, a social services organization. Ms. Mott received her J.D. from New York University School of Law and her B.A. from Smith College.
Ms. Mott’s extensive experience in commercial law brings important and valuable skills to our board of directors and make her qualified to serve as a member of our board of directors.
Number and Terms of Office of Officers and Directors
We have seven directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Shah and Ms. Mott, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Kamsky, Mr. Del Giudice and Mr. Ni, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Mabus and Mr. Gassenheimer, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.
Holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our Public Shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting.
Approval of our initial business combination will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and a majority of the non-independent
directors nominated by our Sponsor.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of NASDAQ and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
Our board of directors has established an audit committee of the board of directors. Ms. Kamsky, Mr. Del Giudice and Mr. Shah serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Kamsky qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and permitted
non-audit
services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
Our board of directors has established a compensation committee of the board of directors. Ms. Kamsky, Mr. Del Giudice and Ms. Mott serve as members of our compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. Kamsky, Mr. Del Giudice and Ms. Mott are independent.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NASDAQ and the SEC.
Director Nominations
We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.
Code of Ethics and Committee Charters
We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics, compensation and audit committee charters are available on our website, https://www.kademsustainableimpact.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.

Conflicts of Interest
Our Sponsor and its affiliates, including CHR, manage several investment vehicles. These vehicles or their affiliates may compete with us for acquisition opportunities. If these vehicles decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within affiliates of our Sponsor, including CHR, may be suitable for both us and for a current or future investment vehicle managed by affiliates of our Sponsor, including CHR, and may be directed to such investment vehicle rather than to us. Neither CHR, any other affiliate of our Sponsor, nor any of the members of our management team who are also employed by CHR have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer of the company. Affiliates of our Sponsor, including CHR and/or our management, in their capacities as employees of CHR or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future investment vehicles, or third parties, before they present such opportunities to us.
Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with any such other investment vehicle. Such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such vehicle.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
In addition, our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Investors and potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are then affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders will not be entitled to liquidating distributions with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months after the closing of the Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the Company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any Public Shares purchased during or after the offering in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
These provisions may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Item 11. Executive Compensation.
None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Kadem Management, LLC (our Sponsor) (2)(3)	4,375,000	20.0%
Raymond E. Mabus, Jr. (2)(3)	4,375,000	20.0%
Charles Gassenheimer (2)(3)	4,375,000	20.0%
Golchehreh Abtahian	—	—
Virginia A. Kamsky	—	—
Michael Del Giudice	—	—
Pin Ni	—	—
Raj Chudgar	—	—
Saurin Shah	—	—
Christine Mott	—	—
All directors and executive officers as a group (9 individuals)	4,375,000	20.0%
Tenor Capital Management Company, L.P. (4)	1,730,000	7.9%
Linden Capital L.P. (5)	1,700,000	7.8%
Magnetar Financial LLC (6)	1,543,766	7.1%

*	Less than one percent.
(1)
This table is based on 21,875,000 shares of common stock outstanding at March 29, 2022, of which 17,500,000 were shares of Class A common stock and 4,375,000 were shares of Class B common stock. Unless otherwise noted, the business address of each of the entities, directors and executive officers in this table is 30 Broad Street, 14th Floor, New York, NY 10004.

(2)
Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment.

(3)
Kadem Management, LLC is the record holder of the shares reported herein. Raymond E. Mabus, Jr. and Charles Gassenheimer are the managing directors of Kadem Management, LLC and have share voting and investment discretion with respect to the common stock held of record by Kadem Management, LLC. As such, each of Raymond E. Mabus, Jr. and Charles Gassenheimer may be deemed to have or share beneficial ownership of the Class B common stock held directly by Kadem Management, LLC. Each such entity or person disclaims any such beneficial ownership.

(4)
According to a Schedule 13G/A filed with the SEC on June 21, 2021 by Tenor Capital Management Company, L.P. (“Tenor Capital”), Tenor Opportunity Master Fund, Ltd. (the “Master Fund”), and Robin Shah, the 1,730,000 shares of Class A common stock reported herein are held by the Master Fund. Tenor Capital serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the reporting persons may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Master Fund. Each of the reporting persons disclaims beneficial ownership of the shares reported herein except to the extent of the reporting person’s pecuniary interest therein. The principal business address for each of the reporting persons is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

(5)
According to a Schedule 13G/A filed with the SEC on February 4, 2022 by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), and Mr. Siu Min (Joe) Wong (“Mr. Wong”), Linden Capital and Linden GP have shared power to vote or direct the vote and shared power to dispose or direct the disposition of 1,596,546 shares of Class A common stock, and Linden Advisors and Mr. Wong have shared power to vote or direct the vote and shared power to dispose or direct the disposition of 1,700,000 shares of Class A common stock. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, NY 10022.

(6)
According to a Schedule 13G filed with the SEC on January 21, 2022 by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”), and Alec N. Litowitz (“Mr. Litowitz”), the 1,543,766 shares of Class A common stock reported herein are held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Discovery Master Fund Ltd (“Discovery Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund — T LLC (“Purpose Fund – T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The principal business address for each of the reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Founder Shares
On December 29, 2020, we issued an aggregate of 5,750,000 Founder Shares to our sponsor in exchange for a capital contribution of $25,000. In January 2021, our sponsor returned to us at no cost an aggregate of 718,750

Founder Shares, which we cancelled. After giving effect to such forfeiture, the per share purchase price was approximately $0.005 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Public Offering. Up to 656,250 Founder Shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriters did not exercise their over-allotment option. Accordingly, on May 3, 2021, the Sponsor forfeited 656,250 Founder Shares. The Founder Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Private Placement Warrants
Our sponsor purchased an aggregate of 4,875,000 Private Placement Warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of the Public Offering. As such, our sponsor’s interest in this transaction was valued at $4,875,000. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
Conflicts of Interest
As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.
No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Related Party Loans and Advances
On January 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Note. This Note was non-interest
bearing and payable upon the closing date of the Public Offering. No amounts were drawn down under the Note.
In addition, on November 17, 2021, the Company issued an unsecured promissory note (the
“Post-IPO
Note”) in the principal amount of $1,500,000 to our Sponsor. The
Post-IPO
Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the
Post-IPO
Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of an initial business combination, our Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the
Post-IPO
Note into Working Capital Warrants equal to the principal amount of the
Post-IPO
Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in the Private Placement. The
Post-IPO
Note is subject to customary events of default, the

occurrence of which automatically trigger the unpaid principal balance of the
Post-IPO
Note and all other sums payable with regard to the
Post-IPO
Note becoming immediately due and payable. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any (and any Class A common shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans), were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Public Offering. The holders of at least $25 million in value of these securities were entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Director Independence
An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Ms. Kamsky, Mr. Del Giudice, Mr. Ni, Mr. Shah and Ms. Mott are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Item 14. Principal Accountant Fees and Services.
Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the period from January 1, 2021 through December 31, 2021	For the period from December 29, 2020 (inception) through December 31, 2020
Audit Fees (1)	$135,445	$3,300
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$135,445	$3,300

(1)
Audit Fees
. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form
10-Q
or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees . Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees . All other fees consist of fees billed for all other services.
Policy on Board
Pre-Approval
of Audit and Permissible
Non-Audit
Services of the Independent Auditors
The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve
all audit and permitted
non-audit
services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form
10-K:
Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form
10-K.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Kadem Sustainable Impact Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

3.2	Bylaws of Kadem Sustainable Impact Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253595) filed with the SEC on February 26, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253595) filed with the SEC on March 9, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-253595) filed with the SEC on March 9, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-253595) filed with the SEC on March 9, 2021)

4.4	Warrant Agreement, dated Mach 16, 2021, between Kadem Sustainable Impact Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

4.5	Description of Securities of Kadem Sustainable Impact Corporation

10.1	Letter Agreement, dated March 16, 2021, among Kadem Sustainable Impact Corporation, its officers and directors and Kadem Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.2	Investment Management Trust Agreement, dated March 16, 2021, between Kadem Sustainable Impact Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.3	Registration Rights Agreement, dated March 16, 2021, between Kadem Sustainable Impact Corporation and Kadem Management, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated March 16, 2021, between Kadem Sustainable Impact Corporation and Kadem Management, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on March 22, 2021)

10.5	Promissory Note, dated December 29, 2020, issued to Kadem Management, LLC by Kadem Sustainable Impact Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253595) filed with the SEC on February 26, 2021)

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-253595) filed with the SEC on March 9, 2021)

10.8	Securities Purchase Agreement, dated December 29, 2020, between Kadem Sustainable Impact Corporation and Kadem Management, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253595) filed with the SEC on February 26, 2021)

10.9	Promissory Note, dated November 17, 2021, issued to Kadem Management, LLC by Kadem Sustainable Impact Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40224) filed with the SEC on November 22, 2021)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Item 16. Form
10-K
Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	By:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer and Secretary
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mr. Mabus, Mr. Gassenheimer and Ms. Abtahian and each or any one of them, his or her true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond E. Mabus, Jr.	Chairman of the Board	March 31, 2022
Raymond E. Mabus, Jr.

/s/ Charles Gassenheimer	Chief Executive Officer and Director	March 31, 2022
Charles Gassenheimer	(Principal Executive Officer)

/s/ Golchehreh Abtahian	Chief Financial Officer	March 31, 2022
Golchehreh Abtahian	(Principal Financial and Accounting Officer)

/s/ Virginia A. Kamsky	Director	March 31, 2022
Virginia A. Kamsky

/s/ Michael Del Giudice	Director	March 31, 2022
Michael Del Giudice

/s/ Pin Ni	Director	March 31, 2022
Pin Ni

/s/ Saurin Shah	Director	March 31, 2022
Saurin Shah

/s/ Christine Mott	Director	March 31, 2022
Christine Mott