Form 10-Q
period 2022-03-31
Kadem Sustainable Impact Corp
filed 2022-05-20
CIK 1843351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-40224

Kadem Sustainable Impact Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1306839
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

30 Broad Street, 14th Floor New York, NY	10004
(Address of Principal Executive Offices)	(Zip Code)
(917)
841-6202
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May

20
, 2022
, 17,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 4,375,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Kadem Sustainable Impact Corporation
Quarterly Report on Form
10-Q
For the Quarter Ended
March 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED BALANCE SHEETS

	As of March 31, 2022 (Unaudited)	As of December 31, 2021

ASSETS:
Current Assets:
Cash	$43,431	$62,821
Deferred offering costs	46,100	—
Prepaid expenses and other assets	677,760	699,391

Total current assets	767,291	762,212
Prepaid expenses - long term	—	134,155
Marketable Securities held in trust account	175,090,551	175,013,336

Total assets	$175,857,842	$175,909,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$51,139	$34,078
Accrued expenses	1,109,472	350,033
State franchise tax accrual	50,000	159,826
Working capital loan - related party	300,000	—

Total current liabilities	1,510,611	543,937
Deferred underwriting discount and advisory fee	7,000,000	7,000,000
Warrant liabilities	2,386,000	7,406,250

Total liabilities	10,896,611	14,950,187

COMMITMENTS AND CONTINGENCIES (NOTE 5)
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value as of March 31, 2022 and December 31, 2021	175,000,000	175,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 0 shares issued and outstanding, excluding 17,500,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	437	437
Accumulated Deficit	(10,039,206)	(14,040,921)

Total Stockholders’ Deficit	(10,038,769)	(14,040,484)

Total Liabilities and Stockholders’ Deficit	$175,857,842	$175,909,703

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating expenses
General and administrative expenses	$1,043,305	$250,997
State franchise taxes, other than income tax	52,447	—

Loss from operations	1,095,752	250,997
Other (Income) Expenses:
Offering costs allocated to warrant liabilities	—	487,722
Change in fair value of warrant liabilities	(5,020,250)	(311,250)
Interest and dividends earned on marketable securities held in trust account	(77,217)	(1,102)

Total other (income) expenses	(5,097,467)	175,370

Net Income (Loss)	$4,001,715	$(426,367)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,500,000	2,472,826
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.18	$(0.06)
Basic and diluted weighted average shares outstanding, Class B common stock	4,375,000	5,230,903
Basic and diluted net income (loss) per share, Class B common stock	$0.18	$(0.06)
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid - in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of December 31, 2021	—	$—	4,375,000	$437	$—	$(14,040,921)	$(14,040,484)
Net Income	—	—	—	—	—	4,001,715	4,001,715

Balance as of March 31, 2022 (unaudited)	—	$—	4,375,000	$437	$—	$(10,039,206)	$(10,038,769)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid - in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$—	$25,000
Class B Common Stock forfeited	—	—	(718,750)	(72)	72	—	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(24,497)	(17,861,323)	(17,885,820)
Net Loss	—	—	—	—	—	(426,367)	(426,367)

Balance as of March 31, 2021 (unaudited)	—	$—	5,031,250	$503	$—	$(18,287,690)	$(18,287,187)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Cash Flow from operating activities
Net Income (Loss)	$4,001,715	$(426,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividends earned and accretion of discount on marketable securities held in Trust Account	(77,215)	(1,083)
Change in fair value of warrants	(5,020,250)	(311,250)
Offering costs allocated to warrant liabilities	—	487,722
Changes in operating assets and liabilities
Increase in accounts payable and accrued expense s	730,400	238,584
Decrease in state franchise tax accrual	(109,826)	—
Decrease (increase) in prepaid expenses and other assets	155,786	(1,480,455)

Net cash used in operating activities	(319,390)	(1,492,849)

Cash flows from investing activities
Cash deposited in Trust Account	—	(175,000,000)

Net cash used in investing activities	—	(175,000,000)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock and public warrants		175,000,000
Proceeds from issuance of private placement warrants	—	4,875,000
Proceeds from issuance of Class B Common Stock		25,000
Payment of underwriter discount and offering costs	—	(2,949,717)
Proceeds from working capital loan - related party	300,000	—

Net cash provided by financing activities	300,000	176,950,283

Net (decrease) increase in cash	(19,390)	457,434
Cash at beginning of period	62,821	—

Cash at end of period	$43,431	$457,434

Supplemental disclosure of non-cash financing activities
Initial classification of warrant liability	$—	$13,275,000
Deferred underwriting discount and advisory fee	$—	$7,000,000
Remeasurement of Class A common stock to redemption amount	$—	$17,885,820
Offering costs included in accounts payable	$46,100	$23,825
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
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
Act of 2012 (the “JOBS Act”).
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) to
March 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.
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
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such cas
e
, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
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

Note 1 — Description of Organization and Business Operations (cont.)

Liquidity and Capital Resources
As of March 31, 2022, the Company had $43,431 of cash in its operating bank account and negative working capital of $743,320.
Prior to the completion of the Public Offering, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares. Subsequent to the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of Private Placement Warrants for $4,875,000
(see Note 4 to the unaudited condensed financial statements), not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, on November 17, 2021, the Company entered into the Working Capital Loan with the Sponsor (as described in Note 4 to the unaudited condensed financial statements). The Working Capital Loan will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to
 $1.5 million of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a business combination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven.
The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. Also, the Company is subject to mandatory liquidation and subsequent dissolution if no business combination is consummated within twenty-four months from the IPO filing date. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation – Going Concern,” management has determined that the limited amounts of cash and working capital and risk of mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Impact of the military conflict in Ukraine
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the period ending December 31, 2022, or for any future periods.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal
Deposit Corporation insurance coverage

of $
250,000
. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
As of March 31, 2022, the Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. government securities. The Company’s marketable securities held in the Trust Account are classified as held to maturity securities and presented on the unaudited condensed balance sheet at amortized cost at the end of each reporting period. The difference between the purchase prices of the U.S. government securities and the maturity value is accreted to interest income from the date of the purchase to the maturity date using the effective interest method. The U.S. government securities were purchased on February 11, 2022 with proceeds coming from the money market mutual funds. During the three months ended March 31, 2022, $1,004 of dividend income was earned on the previously held money market mutual funds and

$76,211

was accreted to marketable securities held in Trust Account and recorded as interest income in the condensed statement of operations.
As of December 31, 2021, the Company’s portfolio of marketable securities held in the Trust Account is comprised of money market mutual funds. Such investments were classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities would be included in the accompanying condensed statement of operations, to which there were none during the three months ended March 31, 2022 and 2021. Interest income from securities is recorded on the accrual basis and dividends from securities are recorded on the ex-dividend
date.
As of March 31, 2022, the marketable securities held in the Trust Account amortized cost and fair value were
 $175,090,551 and $175,115,590,
respectively. The face value of the securities is $175,150,000.
As of December 31, 2021, the marketable securities held in the Trust Account was $175,013,336.

Note 2 — Summary of Significant Accounting Policies (cont.)

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, the Company incurred offering costs in the aggregate of $9,973,542, consisting of $3,500,000 of underwriting discount (which was offset by an $875,000 fee reimbursement), $6,125,000 of deferred underwriting discount, $875,000 deferred advisory fee and $348,542 of other offering costs. Offering costs have been allocated to the public and private placement warrants issued in the Initial Public Offering based on their relative fair value basis compared to total proceeds received. Offering costs of $487,723 associated with warrant liabilities have been expensed in the condensed statement
of operations and offering costs associated with the Class A common stock of $9,485,819
(Note 7) have been charged to condensed stockholders’ deficit, as Remeasurement of Class A Common Stock subject to possible redemption.
Shares of Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Derivative Financial Instruments
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
The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Public Warrants, Private Placement Warrants and Working Capital Loan conversion option (collectively, the “Instruments”) in accordance with the guidance contained in ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity and must be recorded as liabilities. Specifically, the exercise of the Public Warrants and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock.
Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed balance sheet at its initial fair value, with subsequent changes in their respective fair values recognized in the condensed statement of operations at each reporting date.
The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A common stock. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. See Note 4 for further discussion of the pertinent terms of the Working Capital Loan.

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered both effects of the conversion of the Working Capital Loan warrants to Class A common shares upon merger and the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,625,000
shares, in the calculation of diluted net income (loss) per share, since the exercise of the conversion option and warrants are contingent upon the occurrence of future events and the inclusion of such conversion option and warrants would be anti-dilutive.
The Company’s condensed statement of op
e
rations includes a presentation of net income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per share. Net income (loss) per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the net income or loss by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.
Non-redeemable
common stock includes Founder Shares class B common stock as these shares do not have any redemption features.
The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2022		For the three months ended March 31, 2021,
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss)	$3,201,372	$800,343	$(136,860)	$(289,507)
Denominator
Weighted average shares outstanding, basic and diluted	17,500,000	4,375,000	2,472,826	5,230,903

Basic and diluted net income (loss) per share	$0.18	$0.18	$(0.06)	$(0.06)

Note 2 — Summary of Significant Accounting Policies (cont.)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial
statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company had a franchise tax liability of $50,000 and $159,826 as of March 31, 2022 and December 31, 2021, respectively.
The Company’s provision for income taxes and deferred tax assets were fully offset by valuation allowance as of March 31, 2022 and December 31, 2021.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for the Company beginning January 1, 2024, using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.
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
Following the closing of the IPO, $175,000,000 ($10.00 per Unit) was placed in the Trust Account, which can be invested only in U.S. government securities having a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act which invests only in direct U.S. government treasury obligations.
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000
additional Units to cover any over- allotments at the initial public offering price less the underwriting discounts and commissions, which was forfeited on May 3, 2022, after it was expired unexercised.

Note 4 — Related Party Transactions
Founder Shares
On December 29, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On January 26, 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company at no cost. On May 3, 2021, because the underwriters did not exercise in full their over-allotment option, 656,250 shares of Founder Shares were forfeited, at no cost, so that the total number of Founder Shares outstanding were reduced from 5,031,250 to 4,375,000 shares. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their Founder Shares into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor forfeited 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares represented 20.0% of the Company’s issued and outstanding shares after the IPO. The Sponsor does not have any redemption rights with respect to any Founder Shares and any Public Shares held by it in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the IPO, the Sponsor will not have any rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
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
Administrative Support Agreement
Commencing on the date of the closing of the IPO and securities effectively listed
o
n the Stock Exchange (March 19, 2021), the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company recognized expenses associated with this agreement of
$29,589 and $4,274, respectively. As of March 31, 2022 and December 31, 2021, the Company had an accrued expense of $4,274 and a prepaid expense of $25,315, respectively.
Related Party Loans
On December 29, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of June 30, 2021, or the completion of the Proposed Offering (the “Maturity Date”). No amounts were drawn down under the Note.
On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an Initial Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into that number of warrants to purchase one share of Class A Common Stock, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of March 31, 2022 and when the Working Capital Loan was drawn on. As a result, the Company did not record de minimis liability related to the conversion option.

The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. $300,000 was drawn down under the Working Capital Loan as of March 31,
2022
.

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
Registration Rights
The holders of Founder Shares, Private Placement Warrants, and Working Capital Warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on March 16, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

Note 6 — Fair Value Measurements (cont.)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values:

Description	Level	As of March 31, 2022	As of December 31, 2021

Assets:
Marketable securities held in Trust Account – money market mutual funds	1	$—	$175,013,336
Liabilities:
Public Warrants	1	$1,508,500	$4,725,000
Private Placement Warrants	3	$877,500	$2,681,250
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrant liability was transferred from a Level 3 fair value measurement to a Level 1, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1,2,3 during the three months ended March 31, 2022 and the year ended December 31, 2021.
As of March 31, 2022, Level 1 instruments include Public Warrant liability. As of December 31, 2021, Level 1 instruments include investments in money market funds and Public Warrant liability. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of Public Warrant liability is measured based on the listed market price of such warrants.
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
Changes in the fair value of the Public and Private Placement Warrant liabilities were recognized within the condensed statement of operations. For the three months ended March 31, 2022 and 2021, the Company recognized other income in the condensed statement of operations resulting from the decrease in the fair value of its Public Warrant liability and Private Placement Warrant liability of
 $4,953,750 and $311,250, respectively, presented as change in fair value of warrant liabilities.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial and subsequent measurement:

	As of March 31, 2022	As of December 31, 2021
Stock Price	$9.75	$9.68
Exercise Price	11.50	11.50
Expected term	5.0	5.0
Risk-free rate	2.42%	1.26%
Annual volatility	4.30%	12%
Probability of successful acquisition	90%	90%
Dividend yield	0%	0%

Note 6 — Fair Value Measurements (cont.)

The following table presents changes in the fair value of warrant liabilities for the three months ended March 31, 2022:

Description	Public Warrants	Private Placement Warrants	Warrant Liabilities
Balance - beginning of period as of January 1, 2022	$4,725,000	$2,681,250	$7,406,250
Change in valuation inputs or other assumptions	(3,216,500)	(1,803,750)	(5,020,250)

Fair value as of March 31, 2022	$1,508,500	$877,500	$2,386,000

The following table presents changes in the fair value of warrant liabili
t
ies for the three months ended March 31, 2021:

Description	Public Warrants	Private Placement Warrants	Warrant Liabilities
Balance - beginning of period as of January 1, 2021	$—	$—	$—
Issuance of Public and Private Placement Warrants	4,875,000	8,400,000	13,275,000
Change in valuation inputs or other assumptions	(262,500)	(48,750)	(311,250)

Fair value as of March 31, 2021	$4,612,500	$8,351,250	$12,963,750

The

Company’s other financial instruments’ fair value, including accounts payable and accrued expenses, approximate their carrying value due to the relatively short maturity of those instruments.
Note 7 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 17,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

	As of March 31, 2022	As of December 31, 2021
Gross Proceeds	$175,000,000	$175,000,000
Less:
Proceeds allocated to Public Warrants	—	(8,400,000)
Class A common stock issuance costs	—	(9,485,819)
Plus:
Remeasurement of Class A common stock to redemption amount	—	(17,885,819)

Class A common stock subject to possible redemption	$175,000,000	$175,000,000

Note 8 — Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2022 and December 31, 2021, there were 17,500,000 shares of Class A common stock issued and outstanding and 4,375,000 Founder Shares of Class B common stock issued and outstanding, after 656,250 Founder Shares were forfeited on May
3, 2021, because the underwriters did not exercise in full their over-allotment option. The forfeited shares returned to the authorized but unissued shares of Class B common stock of the Company.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 8 — Stockholders’ Equity (cont’d)

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

Note 8 — Stockholders’ Equity (cont’d)

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
Note 9 — Subsequent Events
The Company drew down $200,000 in April 2022, for a total of $500,000 drawn down under the Working Capital Loan up to date.
Management has evaluated the impact of subsequent events through the date the unaudited condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this quarterly report on Form
10-Q
(the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kadem Sustainable Impact Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Kadem Management, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 and 2021, were organizational activities and those necessary to prepare for the Initial Public Offering, described below, the identification and evaluation of prospective acquisition targets for a Business Combination and ongoing administrative and compliance matters. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. For the three months ended March 31, 2022 and 2021, we had a net income (loss) of $3,960,254 and ($426,367) respectively, which consisted of formation and operating costs, net of interest income and change in fair value of Public Warrants liability and Private Placement Warrant liability.
Liquidity and Capital Resources
On March 19, 2021, the Company consummated the IPO of 17,500,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one Public Share, and one-half
of one warrant which entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
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
As of March 31, 2022, the Company had $43,431 of cash in its operating bank account and negative working capital of $743,320.

Prior to the completion of the Public Offering, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares. Subsequent to the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of Private Placement Warrants for $4,875,000 (see Note 4 to the unaudited condensed financial statements), not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, on November 17, 2021, the Company entered into the Working Capital Loan with the Sponsor (as described in Note 4 to the unaudited condensed financial statements). The Working Capital Loan will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a business combination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven.
The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. Also, the Company is subject to mandatory liquidation and subsequent dissolution if no business combination is consummated within twenty-four months from the IPO filing date. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation – Going Concern,” management has determined that the limited amounts of cash and working capital and risk of mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies.
Shares of Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheet.
Derivative Financial Instruments
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
The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Public Warrants, Private Placement Warrants and Working Capital Loan conversion option (collectively, the “Instruments”) in accordance with the guidance contained in ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity and must be recorded as liabilities. Specifically, the exercise of the Public Warrants and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s outstanding shares of Common Stock.

Because not all of the Company’s shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed balance sheet at its initial fair value, with subsequent changes in their respective fair values recognized in the condensed statement of operations at each reporting date.
The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A common stock. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. See Note 4 for further discussion of the pertinent terms of the Working Capital Loan.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered both effects of the conversion of the Working Capital Loan warrants to Class A common shares upon merger and the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,625,000 shares, in the calculation of diluted net income (loss) per share, since the exercise of the conversion option and warrants are contingent upon the occurrence of future events and the inclusion of such conversion option and warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of net income per share for common shares subject to possible redemption in a manner similar to the two-class
method of net loss per share. Net income (loss) per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the net income or loss by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for the Company beginning January 1, 2024, using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial business combination. If the Company does not complete an initial business combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an initial business combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into warrants (“Working Capital Warrants”) equal to the principal amount of the

Working Capital Loan so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. No amounts were drawn down under the Working Capital Loan as of December 31, 2021. $300,000 was drawn as of March 31, 2022.
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000 additional Units to cover any over- allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters did not exercise any of the over-allotment units which expired on May 3, 2021. Because the underwriters did not exercise their over-allotment option, 656,250 shares of Class B Common Stock were forfeited at no cost on May 3, 2021, so that total Class B Common Stock were reduced from 5,031,250 to 4,375,000 shares (Note 4). The forfeited shares returned to the authorized but unissued shares of the Class B Common Stock of the Company.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company as defined by Item 10(f) of Regulation S-K and is not required to provide the information otherwise required under this item.
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
As required by Rules
13a-15
(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of March 31, 2022, due to a material weakness in internal control over financial reporting related to accounting and classification of complex financial instruments.
Changes in Internal Control Over Financial Reporting
Other than as set forth below, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper accounting and classification of complex financial instruments within our previously issued unaudited condensed financial statements as of March 19, 2021, March 31, 2021 and June 30, 2021. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded that our Warrants should be presented as liabilities, instead of equity, with subsequent fair value remeasurement.

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provision does not allow the Company to redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Management determined, after consultation with its advisors, and in light of SEC comments recently reported in respect of other special purpose acquisition companies, that the Class A common stock underlying the units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Accordingly, the Company’s management concluded that the Company should present all redeemable Class A common stock as temporary equity and recognize remeasurement from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
The Company identified an error related to accounting for underwriter’s overallotment related to Class A common stock subject to redemption. Management has concluded that the error is immaterial and does not require restatement of previously issued unaudited condensed financial statements as of March 19, 2021, March 31, 2021, June 30, 2021 and September 30, 2021.
Additionally, the Company identified an error related to recording the change in the fair value of the Public Warrant liability for the three months ended March 31, 2022. The error was adjusted during the current quarter.
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document—the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kadem Sustainable Impact Corporation
(Registrant)

Date: May 20, 2022	By:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2022	By:	/s/ Golchehreh Abtahian
Golchehreh Abtahian
Chief Financial Officer
(Principal Financial and Accounting Officer)