Form 10-Q
period 2022-06-30
Kadem Sustainable Impact Corp
filed 2022-08-12
CIK 1843351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(917)
841-6202
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	KSICU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	KSI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	KSICW	The Nasdaq Stock Market LLC
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
12
, 2022, 17,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 4,375,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Kadem Sustainable Impact Corporation Quarterly
Report on Form
10-Q
For the Quarter Ended
June 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED BALANCE SHEETS

	As of	As of
	June 30, 2022	December 31,
	(Unaudited)	2021

ASSETS:
Current Assets:
Cash	$37,651	$62,821
Deferred offering costs	273,533	—
Prepaid expenses and other assets	503,596	699,391

Total current assets	814,780	762,212
Prepaid expenses - long term	—	134,155
Cash equivalents and marketable securities held in trust account	175,345,884	175,013,336

Total assets	$176,160,664	$175,909,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$14,397	$34,078
Accrued expenses	2,161,041	350,033
Taxes payable	67,590	159,826
Working capital loan - related party	600,000	—

Total current liabilities	2,843,028	543,937
Deferred underwriting discount and advisory fee	7,000,000	7,000,000
Warrant liabilities	1,427,900	7,406,250

Total liabilities	11,270,928	14,950,187

COMMITMENTS (NOTE 5)
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value as of June 30, 2022 and December 31, 2021	$175,116,022	175,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 0 shares issued and outstanding, excluding 17,500,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	437	437
Accumulated deficit	$(10,226,723)	(14,040,921)

Total stockholders’ deficit	$(10,226,286)	(14,040,484)

Total liabilities and stockholders’ deficit	$176,160,664	$175,909,703

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
General and administrative expenses	$1,267,340	$405,789	$2,310,645	$656,786
State franchise taxes, other than income tax	50,000	100,000	102,447	100,000

Loss from operations	1,317,340	505,789	2,413,092	756,786
Other (income) expense:
Offering costs allocated to warrant liabilities	—	—	—	487,722
Change in fair value of warrant liabilities	(958,100)	(2,365,000)	(5,978,350)	(2,676,250)
Dividends earned and accretion of discount on marketable securities held in trust account	(319,246)	(6,311)	(396,463)	(7,413)

Total other income	(1,277,346)	(2,371,311)	(6,374,813)	(2,195,941)

Net (loss) income before provision for income taxes	(39,994)	1,865,522	3,961,721	1,439,155
Provision for income taxes	(31,501)	—	(31,501)	—

Net (loss) income	$(71,495)	$1,865,522	$3,930,220	$1,439,155

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,500,000	17,500,000	17,500,000	10,055,249
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$0.00	$0.09	$0.18	$0.10
Basic and diluted weighted average shares outstanding, Class B common stock	4,375,000	4,375,000	4,375,000	4,474,275
Basic and diluted net (loss) income per share, Class B common stock	$0.00	$0.09	$0.18	$0.10
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
					Paid - in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of December 31, 2021	—	$—	4,375,000	$437	$—	$(14,040,921)	$(14,040,484)
Net income	—	—	—	—	—	4,001,715	4,001,715

Balance as of March 31, 2022 (unaudited)	—	—	4,375,000	437	—	(10,039,206)	(10,038,769)
Remeasurement of Class A shares subject to possible redemption						(116,022)	(116,022)
Net loss	—	—	—	—	—	(71,495)	(71,495)

Balance as of June 30, 2022 (unaudited)	—	$—	4,375,000	$437	$—	$(10,226,723)	$(10,226,286)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional
					Paid - in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$—	$25,000
Class B Common Stock forfeited	—	—	(718,750)	(72)	72	—	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(24,497)	(17,861,323)	(17,885,820)
Net l oss	—	—	—	—	—	(426,367)	(426,367)

Balance as of March 31, 2021 (unaudited)	—	—	5,031,250	503	—	(18,287,690)	(18,287,187)
Class B Common Stock forfeited	—	—	(656,250)	(66)	—	66	—
Net i ncome	—	—	—	—	—	1,865,523	1,865,522

Balance as of June 30, 2021 (unaudited)	—	$—	4,375,000	$437	$—	$(16,422,101)	$(16,421,665)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$3,930,220	$1,439,155
Adjustments to reconcile net income to net cash used in operating activities:
Dividends earned and accretion of discount on marketable securities held in trust account	(396,459)	(7,385)
Change in fair value of warrants	(5,978,350)	(2,676,250)
Offering costs allocated to warrant liabilities	—	487,722
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,517,794	228,823
(Decrease) increase in taxes payable	(28,325)	100,000
Decrease (increase) in prepaid expenses and other assets	329,950	(1,289,367)

Net cash used in operating activities	(625,170)	(1,717,302)

Cash flows from investing activities
Cash deposited in Trust Account	—	(175,000,000)

Net cash used in investing activities	—	(175,000,000)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock and public warrants	—	175,000,000
Proceeds from issuance of private placement warrants	—	4,875,000
Proceeds from issuance of Class B Common Stock	—	25,000
Payment of underwriter discount and offering costs	—	(2,973,542)
Proceeds from working capital loan - related party	600,000	—

Net cash provided by financing activities	600,000	176,926,458

Net (decrease) increase in cash	(25,170)	209,156
Cash at beginning of period	62,821	—

Cash at end of period	$37,651	$209,156

Supplemental disclosure of non-cash financing activities
Initial classification of warrant liability	$—	$13,275,000
Deferred underwriting discount and advisory fee	$—	$7,000,000
Remeasurement of Class A common stock to redemption amount	$116,022	$17,885,820
Offering costs included in accrued expenses	$273,533	$—
State franchise tax paid by d ividends and discount earned on marketable securities held in trust account	$63,911	$—
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)
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
Act of 2012 (the “JOBS Act”).
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) to June 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.
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

Note 1 — Description of Organization and Business Operations (cont.)

Liquidity and Capital Resources
As of June 30, 2022, the Company had $37,651 of cash in its operating bank account and negative working capital of $2,028,248.
Prior to the completion of the Public Offering, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares. Subsequent to the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of Private Placement Warrants for $4,875,000 (see Note 4 to the unaudited condensed financial statements
)
, not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, on November 17, 2021, the Company entered into the working capital loan with the Sponsor (Working Capital Loan), as described in Note 4 to the unaudited condensed financial statements. The Working Capital Loan will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a business combination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven.
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
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the period ending December 31, 2022, or for any future periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation insurance coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 or December 31, 2021.
Marketable Securities and Cash Equivalents Held in Trust Account
As of June 30, 2022, the Company’s portfolio of marketable securities held in the Trust Account was comprised of investments in U.S. government securities, classified as held to maturity securities and presented on the unaudited condensed balance sheet at amortized cost. The difference between the purchase prices of the U.S. government securities and the maturity value is accreted to interest income from the date of the purchase to the maturity date using the effective interest method. The U.S. government securities were purchased on February 11, 2022 with proceeds coming from the money market mutual fund which matured and reinvested on May 11, 2022. During the three and six months ended June 30, 2022, $24 and $1,028, respectively, of dividend income was earned on the previously held money market mutual funds and $395,459 was accreted to marketable securities held in Trust Account and recorded as interest income in the condensed statement of operations.

Additionally, the Company had cash equivalents held in the Trust Account comprised of money market mutual funds, classified as trading securities and presented on the condensed balance sheets at fair value at the end of each reporting period with immaterial interest income recorded for the three and six months ended June 30, 2022.
As of December 31, 2021, the Company’s portfolio of marketable securities held in the Trust Account was comprised of money market mutual funds, classified as trading securities and recorded at fair value. Gains and losses resulting from the change in fair value of trading securities are included in the accompanying condensed statement of operations, to which there were none during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, $7,386 of dividend income was recorded. Interest income from securities is recorded on the accrual basis and dividends from securities are recorded on the ex-dividend
date.
As of June 30, 2022, the marketable securities held in the Trust Account amortized cost and fair value were $175,246,646 and $175,037,803, respectively. The face value of the securities is $175,625,000.
As of June 30, 2022, cash
 equivalents held in the Trust Account was $99,238.
As of December 31, 2021, the marketable securities held in the Trust Account was $175,013,336.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, the Company incurred offering costs in the aggregate of $9,973,542, consisting of $3,500,000 of underwriting discount (which was offset by an $875,000 fee reimbursement), $6,125,000 of deferred underwriting discount, $875,000 deferred advisory fee and $348,542 of other offering costs. Offering costs have been allocated to the public and private placement warrants issued in the Initial Public Offering based on their relative fair value basis compared to total proceeds received. Offering costs of $487,722 associated with warrant liabilities have been expensed in the condensed statement of operations and offering costs associated with the Class A common stock of $9,485,819 (Note 7) have been charged to condensed stockholders’ deficit, as Remeasurement of Class A Common Stock subject to possible redemption.
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

The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants to purchase shares of the Company’s Class A common stock. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded.
The Instruments are subjected to
re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. See Note 4 for further discussion of the pertinent terms of the Working Capital Loan.

$600,000 was drawn down under the Working Capital Loan as of June 30, 2022.
Net (loss) Income Per Common Share
Net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered both effects of the conversion of the Working Capital Loan warrants to Class A common shares upon merger and the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,625,000 shares, in the calculation of diluted net (loss) income per share, since the exercise of the conversion option and warrants are contingent upon the occurrence of future events and the inclusion of such conversion option and warrants would be anti-dilutive.
The Company’s condensed statement of operations includes a presentation of net (loss) income per share for common shares subject to possible redemption in a manner similar to the two-class
method of net (loss) income per share. Net (loss) income per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the net (loss) income or loss by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.
Non-redeemable
common stock includes Founder Shares (which are shares of the Company’s Class B Common Stock) as these shares do not have any redemption features.
The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the three months ended June 30,				For the six months ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income	$(57,196)	$(14,299)	$1,492,418	$373,105	$3,144,176	$786,044	$995,976	$443,179
Denominator
Basic and diluted weighted average shares outstanding	17,500,000	4,375,000	17,500,000	4,375,000	17,500,000	4,375,000	10,055,249	4,474,275

Basic and diluted net income per share	$(0.00)	$(0.00)	$0.09	$0.09	$0.18	$0.18	$0.10	$0.10

Income Taxes
The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the six and three months ended June 30, 2022 and 2021, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it allows for estimating individual elements in the current period if they are significant, unusual or infrequent. The effective tax rate for the Company is estimated and may change due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company follows the guidance contained in ASC 740-270-25-3 whereby a reasonable estimate of the income tax provision or benefit is reported in the interim period. The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2022.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction.
The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company was formed on December 29, 2020 and expects to file U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company’s deferred tax assets were fully offset by valuation allowance as of June 30, 2022 and December 31, 2021.
The Company had an income tax liability
of $31,501 and $0 as of June 30, 2022 and December 31, 2021, respectively.

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
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000 additional Units to cover any over- allotments at the initial public offering price less the underwriting discounts and commissions, which expired unexercised.
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
Administrative Support Agreement
Commencing on the date of the closing of the IPO and securities effectively listed on the Stock Exchange (March 19, 2021), the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company recognized expenses associated with this agreement of $29,671 and $59,260, respectively. For the three and six months ended June 30, 2021, the Company recognized expenses associated with this agreement of $29,918 and $34,192, respectively. As of June 30, 2022, the Company had an accounts payable of $10,000 and accrued expenses of $3,945 related to the administrative support agreement
. As of December 31, 2021, the Company had a prepaid expense of $25,315 related to the administrative support agreement
.
Related Party Loans
On December 29, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of June 30, 2021, or the completion of the Proposed Offering (the “Maturity Date”). No amounts were drawn down under the Note
, which was terminated on the closing date of the IPO, March 19, 2021.
On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an Initial Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into that number of warrants to purchase one share of Class A Common Stock, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of June 30, 2022 and when the Working Capital Loan was drawn on. As a result, the Company did not record de minimis liability related to the conversion option.
The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. $600,000 was drawn down under the Working Capital Loan as of June 30, 2022.

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
As of June 30, 2022, the Company recorded in its accrued expenses legal accruals of $2,105,333 which will be payable upon the Company’s completion of its Business Combination.
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
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values:

Description	Level	As of June 30, 2022	As of December 31, 2021
Assets:
Cash equivalents and marketable securities held in Trust Account—money market funds	1	$99,238	$175,013,336
Liabilities:
Public Warrants	1	$917,000	$4,725,000
Private Placement Warrants	3	$510,900	$2,681,250
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrant liability was transferred from a Level 3 fair value measurement to a Level 1, when the Public Warrants were separately listed and traded on May 7, 2021. There were no other transfers to/from Levels 1, 2, or 3 during the three and six months ended June 30, 2022 and the year ended December 31, 2021.
As of June 30, 2022, Level 1 instruments include Public Warrant liability. As of December 31, 2021, Level 1 instruments include investments in money market funds and Public Warrant liability. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of Public Warrant liability is measured based on the listed market price of such warrants.

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
Changes in the fair value of the Public and Private Placement Warrant liabilities were recognized within the condensed statements of operations.
For the three and six months ended June 30, 2022, the Company recognized other income in the condensed statements of operations resulting from the decrease in the fair value of its Public Warrant liability of $591,500 and $3,808,000, respectively, and decrease in the fair value of Private Placement Warrant liability of $366,600 and $2,170,350, respectively, presented as change in fair value of warrant liabilities.
For the three and six months ended June 30, 2021, the Company recognized other income in the condensed statements of operations resulting from the decrease in the fair value of its Public Warrant liability of $1,487,500 and $1,750,000, respectively, and decrease in the fair value of Private Placement Warrant liability of $877,500 and $926,250, respectively, presented as change in fair value of warrant liabilities.
Level 3 Disclosures
The fair value of the Public Warrant Liability was initially measured using a Monte Carlo simulation model. Subsequently, the fair value of Public Warrants is measured based on the listed market price of such warrants, a Level 1 measurement. The Private Placement Warrants outstanding are initially and subsequently measured at fair value using a Modified Black-Scholes Option Pricing model. Inherent in the pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on the historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial and subsequent measurement:

	As of June 30, 2022	As of December 31, 2021
Stock Price	$9.75	$9.68
Exercise Price	11.50	11.50
Expected term	5.0	5.0
Risk-free rate	3.01%	1.26%
Annual volatility	2.10%	12%
Probability of successful acquisition	90%	90%
Dividend yield	0%	0%
The following table presents changes in the fair value of warrant liabilities for the three and six months ended June 30, 2022:

Description	Public Warrants	Private Placement Warrants	Warrant Liabilities
Balance - beginning of period as of January 1, 2022	$4,725,000	$2,681,250	$7,406,250
Change in valuation inputs or other assumptions	(3,216,500)	(1,803,750)	(5,020,250)

Fair value as of March 31, 2022	$1,508,500	$877,500	$2,386,000
Change in valuation inputs or other assumptions	(591,500)	(366,600)	(958,100)

Fair value as of June 30, 2022	$917,000	$510,900	$1,427,900

The following table presents changes in the fair value of warrant liabilities for the three and six months ended June 30, 2021:

Description	Public Warrants	Private Placement Warrants	Warrant Liabilities
Balance—beginning of period as of January 1, 2021	$—	$—	$—
Issuance of Public and Private Placement Warrants	8,400,000	4,875,000	13,275,000
Change in valuation inputs or other assumptions	(262,500)	(48,750)	(311,250)

Fair value as of March 31, 2021	$8,137,500	$4,826,250	$12,963,750
Change in valuation inputs or other assumptions	(1,487,500)	(877,500)	(2,365,000)

Fair value as of June 30, 2021	$6,650,000	$3,948,750	$10,598,750

The Company’s other financial instruments’ fair value, including accounts payable and accrued expenses, approximate their carrying value due to the relatively short maturity of those instruments.
Note 7 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 17,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

	As of June 30, 2022	As of December 31, 2021
Gross Proceeds	$175,000,000	$175,000,000
Less:
Proceeds allocated to Public Warrants	—	(8,400,000)
Class A common stock issuance costs	—	(9,485,819)
Plus:
Remeasurement of Class A common stock to redemption amount	116,022	(17,885,819)

Class A common stock subject to possible redemption	$175,116,022	$175,000,000

Note 8 — Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2022 and December 31, 2021, there were 17,500,000 shares of Class A common stock issued and outstanding and 4,375,000 Founder Shares of Class B common stock issued and outstanding, after 656,250 Founder Shares were forfeited on May 3, 2021, because the underwriters did not exercise in full their over-allotment option. The forfeited shares returned to the authorized but unissued shares of Class B common stock of the Company.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

•
at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth in the warrant agreement;

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
Note 9 — Subsequent Events
The Company drew down $100,000 in July 2022 from the Working Capital Loan.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from December 29, 2020 (inception) to June 30, 2022, were organizational activities and those necessary to prepare for the Initial Public Offering, described below, the identification and evaluation of prospective acquisition targets for a Business Combination and ongoing administrative and compliance matters. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. For the three and six months ended June 30, 2022, we had a net (loss) income of ($71,495) and $3,930,220, respectively. For the three and six months ended June 30, 2021, we had a net income of $1,865,522 and $1,439,155, respectively. Such net (loss) income consisted of formation and operating costs, net of interest income, change in fair value of Public Warrants liability and Private Placement Warrant liability and provision for income taxes.
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
As of June 30, 2022, the Company had $37,651 of cash in its operating bank account and negative working capital of $2,028,248.

Prior to the completion of the Public Offering, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares. Subsequent to the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of Private Placement Warrants for $4,875,000 (see Note 4 to the unaudited condensed financial statements), not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, on November 17, 2021, the Company entered into the Working Capital Loan with the Sponsor (as described in Note 4 to the unaudited condensed financial statements). The Working Capital Loan will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a business combination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven. $600,000 was drawn down under the Working Capital Loan as of June 30, 2022.
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
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock forfeited. The Company has not considered both effects of the conversion of the Working Capital Loan warrants to Class A common shares upon merger and the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,625,000 shares, in the calculation of diluted net income (loss) per share since the exercise of the conversion option and warrants are contingent upon the occurrence of future events and the inclusion of such conversion option and warrants would be anti-dilutive.
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
Non-redeemable
common stock includes Founder Shares (which are shares of the Company’s Class B common stock) as these shares do not have any redemption features.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial business combination. If the Company does not complete an initial business combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an initial business combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into warrants (“Working Capital Warrants”) equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. No amounts were drawn down under the Working Capital Loan as of December 31, 2021. $600,000 was drawn as of June 30, 2022.
The Company granted the underwriters a
45-day
option from March 16, 2021, to purchase up to 2,625,000 additional Units to cover any over- allotments at the initial public offering price less the underwriting discounts and commissions. The underwriters did not exercise any of the over- allotment units which expired on May 3, 2021. Because the underwriters did not exercise their over-allotment option, 656,250 shares of Class B Common Stock were forfeited at no cost on May 3, 2021, so that total Class B Common Stock were reduced from 5,031,250 to 4,375,000 shares (Note 4). The forfeited shares returned to the authorized but unissued shares of the Class B Common Stock of the Company.

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
As of June 30, 2022, the Company recorded in its accrued expenses legal accruals of $2,105,333 which will be payable upon the Company’s completion of its Business Combination.
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
As required by Rules
13a-15
(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2022, due to a material weakness in internal control over financial reporting related to accounting and classification of complex financial instruments.
Changes in Internal Control Over Financial Reporting
Other than as set forth below, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provision does not allow the Company to redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Management determined, after consultation with its advisors, and in light of SEC comments reported in respect of other special purpose acquisition companies, that the Class A common stock underlying the units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Accordingly, the Company’s management concluded that the Company should present all redeemable Class A common stock as temporary equity and recognize remeasurement from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
The Company identified an error related to accounting for underwriter’s overallotment related to Class A common stock subject to redemption. Management has concluded that the error is immaterial and does not require restatement of previously issued unaudited condensed financial statements as of March 19, 2021, March 31, 2021, June 30, 2021 and September 30, 2021.

The Company identified an error related to recording the change in the fair value of the Public Warrant liability for the three months ended March 31, 2022. The error was adjusted during the previous quarter.
The Company identified an error related to reclassifying the excess of dividends and discounts earned on marketable securities held in trust account over the paid and accrued state franchise tax and provision for income taxes from Accumulated deficit to Class A common stock subject to possible redemption. The error was adjusted during the current quarter.
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

Kadem Sustainable Impact Corporation
(Registrant)

Date: August 12, 2022	By:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Golchehreh Abtahian
Golchehreh Abtahian
Chief Financial Officer
(Principal Financial and Accounting Officer)