Form 10-Q
period 2022-09-30
Kadem Sustainable Impact Corp
filed 2022-11-10
CIK 1843351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
0
, 2022
, 17,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 4,375,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

Kadem Sustainable Impact Corporation Quarterly

Report on Form 10-Q For the Quarter Ended

September 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED BALANCE SHEETS

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
ASSETS:
Current Assets:
Cash	$39,872	$62,821
Deferred offering costs	326,420	—
Prepaid expenses and other assets	322,132	699,391

Total current assets	688,424	762,212
Prepaid expenses - long term	—	134,155
Marketable securities held in trust account	175,842,309	175,013,336

Total assets	$176,530,733	$175,909,703

LIABILITIES AND STOCKHOLDERS ‘DEFICIT
Current Liabilities:
Accounts payable	$182,332	$34,078
Accrued expenses	3,164,083	350,033
Taxes payable	160,711	159,826
Working capital loan - related party	700,000	—

Total current liabilities	4,207,126	543,937
Deferred underwriting discount and advisory fee	7,000,000	7,000,000
Warrant liabilities	923,775	7,406,250

Total liabilities	12,130,901	14,950,187

COMMITMENTS (NOTE 5)
Class A common stock subject to possible redemption, 17,500,000 shares at redemption value of approximately $10.03 and $10.00 as of September 30, 2022 and December 31, 2021	175,518,684	175,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 250,000,000 shares authorized, 0 shares issued and outstanding, excluding 17,500,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 4,375,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	437	437
Accumulated deficit	(11,119,289)	(14,040,921)

Total stockholders’ deficit	(11,118,852)	(14,040,484)

Total liabilities and stockholders’ deficit	$176,530,733	$175,909,703

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
General and administrative expenses	$1,396,693	$350,233	$3,707,338	$1,007,019
State franchise taxes, other than income tax	50,000	50,000	152,447	150,000

Loss from operations	1,446,693	400,233	3,859,785	1,157,019
Other (income) expense:
Offering costs allocated to warrant liabilities	—	—	—	487,723
Change in fair value of warrant liabilities	(504,125)	(3,640,000)	(6,482,475)	(6,316,250)
Dividends earned and accretion of discount on marketable securities held in trust account	(559,883)	(2,256)	(956,346)	(9,669)

Total other income	(1,064,008)	(3,642,256)	(7,438,821)	(5,838,196)

Net (loss) income before provision for income taxes	(382,685)	3,242,023	3,579,036	4,681,177
Provision for income taxes	(107,219)	—	(138,720)	—

Net (loss) income	$(489,904)	$3,242,023	$3,440,316	$4,681,177

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,500,000	17,500,000	17,500,000	12,500,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.02)	$0.15	$0.16	$0.28
Basic and diluted weighted average shares outstanding, Class B common stock	4,375,000	4,375,000	4,375,000	4,440,820
Basic and diluted net (loss) income per share, Class B common stock	$(0.02)	$0.15	$0.16	$0.28
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid - in
						Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Capital
Balance as of January 1, 202 2	—	$—	4,375,000	$437	$—	$(14,040,921)	$(14,040,484)
Net income	—	—	—	—	—	4,001,715	4,001,715

Balance as of March 31, 2022 (unaudited)	—	—	4,375,000	437	—	(10,039,206)	(10,038,769)
Remeasurement of Class A shares subject to possible redemption	—	—	—	—	—	(116,022)	(116,022)
Net loss	—	—	—	—	—	(71,495)	(71,495)

Balance as of June 30, 2022 (unaudited)	—	—	4,375,000	437	—	(10,226,723)	(10,226,286)
Remeasurement of Class A shares subject to possible redemption	—	—	—	—	—	(402,662)	(402,662)
Net loss	—	—	—	—	—	(489,904)	(489,904)

Balance as of September 30, 2022 (unaudited)	—	$—	4,375,000	$437	$—	$(11,119,289)	$(11,118,852)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid - in
						Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Capital
Balance as of January 1, 202 1	—	$—	5,750,000	$575	$24,425	$—	$25,000
Class B Common Stock forfeited	—	—	(718,750)	(72)	72	—	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(24,497)	(17,861,323)	(17,885,820)
Net loss	—	—	—	—	—	(426,367)	(426,367)

Balance as of March 31, 2021 (unaudited)	—	—	5,031,250	503	—	(18,287,690)	(18,287,187)
Class B Common Stock forfeited	—	—	(656,250)	(66)	—	66	—
Net income	—	—	—	—	—	1,865,522	1,865,522

Balance as of June 30, 2021 (unaudited)	—	—	4,375,000	437	—	(16,422,102)	(16,421,665)
Net income	—	—	—	—	—	3,242,023	3,242,023

Balance as of September 30, 2021 (unaudited)	—	$—	4,375,000	$437	—	$(13,180,079)	$(13,179,642)

The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$3,440,316	$4,681,177
Adjustments to reconcile net income to net cash used in operating activities:
Dividends earned and accretion of discount on marketable securities held in trust account	(956,340)	(9,638)
Change in fair value of warrants	(6,482,475)	(6,316,250)
Offering costs allocated to warrant liabilities	—	487,723
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,635,884	297,150
Increase in taxes payable	128,252	150,000
Decrease (increase) in prepaid expenses and other assets	511,414	(1,066,555)

Net cash used in operating activities	(722,949)	(1,776,393)

Cash flows from investing activities
Cash deposited in Trust Account	—	(175,000,000)

Net cash used in investing activities	—	(175,000,000)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock and public warrants	—	175,000,000
Proceeds from issuance of private placement warrants	—	4,875,000
Proceeds from issuance of Class B Common Stock	—	25,000
Payment of underwriter discount and offering costs	—	(2,973,542)
Proceeds from working capital loan - related party	700,000	—

Net cash provided by financing activities	700,000	176,926,458

Net (decrease) increase in cash	(22,949)	150,065
Cash at beginning of period	62,821	—

Cash at end of period	$39,872	$150,065

Supplemental disclosure of non-cash financing activities
Initial classification of warrant liability	$—	$13,275,000
Deferred underwriting discount and advisory fee	$—	$7,000,000
Remeasurement of Class A common stock to redemption amount	$518,684	$17,885,820
Offering costs included in accrued expenses	$326,420	$—
State franchise tax paid by Dividends and discount earned on marketable securities held in trust account	$127,367	$—
The accompanying notes are an integral part of these condensed financial statements

KADEM SUSTAINABLE IMPACT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)
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
Act of 2012 (the “JOBS Act”).
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) to September 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.
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

Liquidity and Capital Resources
As of September 30, 2022, the Company had $39,872 of cash in its operating bank account and negative working capital of $3,518,702.
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
“Basis of Presentation – Going Concern,” management has determined that the limited amounts of cash and working capital and risk of mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed financial statements are available to be issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
for the fiscal year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the period ending December 31, 2022, or for any future periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation insurance coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account
As of September 30, 2022, the Company’s portfolio of marketable securities held in the Trust Account was comprised of money market mutual funds which was purchased on September 15, 2022, classified as trading securities and recorded at fair value. Gains and losses resulting from the change in fair value of trading securities are included in the accompanying condensed statement of operations, to which there were none during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, $181,527 and $182,555, respectively, of dividend income was recorded. Prior to September 15, 2022, the Company’s portfolio of marketable securities held in the Trust Account was mostly comprised of investments in U.S. government securities, classified as held to maturity securities and presented on the unaudited condensed balance sheet at amortized cost. The difference between the purchase prices of the U.S. government securities and the maturity value was accreted to interest income from the date of the purchase to the maturity date using the effective interest method. The U.S. government securities were purchased on February 11, 2022 with proceeds coming from the money market mutual funds which matured and reinvested on May 11, 2022 to September 15, 2022. During the three and nine months ended September 30, 2022, $378,354 and $773,785, respectively, was accreted to marketable securities held in Trust Account and recorded as interest income in the condensed statement of operations.
As of December 31, 2021, the Company’s portfolio of marketable securities held in the Trust Account was comprised of money market mutual funds, classified as trading securities and recorded at fair value. Gains and losses resulting from the change in fair value of trading securities are included in the accompanying condensed statement of operations, to which there were none during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, $2,252 and $9,638 of dividend income was recorded. Interest income from securities is recorded on the accrual basis and dividends from securities are recorded on the ex-dividend
date.
As of September 30, 2022 and December 31, 2021, the
fair value of
marketable securities held in the Trust Account was $175,842,309 and $175,013,336, respectively.
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

1
2

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
The Instruments are subjected to
re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. See Note 4 for further discussion of the pertinent terms of the Working Capital Loan. $700,000 was drawn down under the Working Capital Loan as of September 30, 2022.
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

1
3

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the three months ended September 30,				For the nine months ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income	$(391,923)	$(97,981)	$2,593,618	$648,405	$2,752,253	$688,063	$3,454,066	$1,227,111
Denominator
Basic and diluted weighted average shares	17,500,000	4,375,000	17,500,000	4,375,000	17,500,000	4,375,000	12,500,000	4,440,820

Basic and diluted net (loss) income per share	$(0.02)	$(0.02)	$0.15	$0.15	$0.16	$0.16	$0.28	$0.28

Income Taxes
The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible
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
whereby a reasonable estimate of the income tax provision or benefit is reported in the interim period. The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2022.
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

unrecognized tax benefits
and
no

amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Company was formed on December 29, 2020 and expects to file U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company’s deferred tax assets were fully offset by valuation allowance as of September 30, 2022 and December 31, 2021.
The Company had a provision for income taxes for the three and nine months ended September 30, 2022 of $107,219 and $138,720, respectively. The Company did not require an income tax
provision for the three and nine months ended September 3
1
, 2021. The Company had
 an
income tax liability of $106,577 and $0 as of September 30, 2022 and December 31, 2021, respectively
, included within taxes payable on the condensed balance sheets
.

1
4

The Company
may be subject to a new 1%
U.S
. federal excise tax in connection with redemptions of our Class A Common Stock.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.
Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company
would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event the Company is
are unable to complete a business combination in the required time and redeem 100% of our remaining Class A Common Stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.
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
Note 4 — Related Party Transactions
Founder Shares
On December 29, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On January 26, 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company at no cost. On May 3, 2021, because the underwriters did not exercise in full their over-allotment option, 656,250 shares of Founder Shares were forfeited, at no cost, so that the total number of Founder Shares outstanding were reduced from 5,031,250 to 4,375,000 shares. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their Founder Shares into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor forfeited 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares represented 20.0% of the Company’s issued and outstanding shares after the IPO. The Sponsor does not have any redemption rights with respect to any Founder Shares and any Public Shares held by it in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the IPO, the S pon
sor will not have any rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

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
Administrative Support Agreement
Commencing on the date of the closing of the IPO and securities effectively listed on the Stock Exchange (March 19, 2021), the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company recognized expenses associated with this agreement of $30,000 and $89,260, respectively. For the three and nine months ended September 30, 2021, the Company recognized expenses associated with this agreement of $30,247 and $64,439, respectively. As of September 30, 2022, the Company had an accounts payable of $10,000 related to the administrative support agreement. As of December 31, 2021, the Company had a prepaid expense of $25,315 related to the administrative support agreement.
Related Party Loans
On December 29, 2020, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of June 30, 2021, or the completion of the Proposed Offering (the “Maturity Date”). No amounts were drawn down under the Note, which was terminated on the closing date of the IPO, March 19, 2021.
On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an Initial Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into that number of warrants to purchase one share of Class A Common Stock, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of September 30, 2022 and when the Working Capital Loan was drawn on. As a result, the Company did not record de minimis liability related to the conversion option.
The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. $700,000 was drawn down under the Working Capital Loan as of September 30, 2022.

1
6

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
As of September 30, 2022, the Company recorded in its accrued expenses legal accruals of $3,154,044 which will be payable upon the Company’s completion of its Business Combination.
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
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair values:

Description	Level	As of September 30, 2022	As of December 31, 2021
Assets:
Marketable securities held in Trust Account - money market funds	1	$175,842,309	$175,013,336
Liabilities:
Public Warrants	1	$—	$4,725,000
Public Warrants	2	$593,250	$—
Private Placement Warrants	3	$330,525	$2,681,250
Transfers to/from Level 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrant liability was transferred from a Level 3 fair value measurement to a Level 1, when the Public Warrants were separately listed and traded on May 7, 2021. There were no other transfers to/from Level 3 during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

1
7

As of September 30, 2022, Level
2
instruments include Public Warrant liability. As of December 31, 2021, Level 1 instruments include investments in money market funds and Public Warrant liability. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of Public Warrant liability is measured based on the listed market price of such warrants.

For the three months ended September 30, 2022, as a result of recent volatility in the overall market, it was determined that the price of the Public Warrants, a similar asset in a market with observable pricing was a better measure of fair value for determining the fair value of the Private Placement Warrant liability.
As of December 31, 2021, Level 3 instruments include Private Placement Warrant liability. The Company measured the Private Placement Warrant liability at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Placement Warrant liability used assumptions and estimates the Company believed would have been made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going
basis as additional data impacting the assumptions and estimates were obtained.
Changes in the fair value of the Public and Private Placement Warrant liabilities were recognized within the condensed statements of operations.
For the three and nine months ended September 30, 2022, the Company recognized other income in the condensed statements of operations resulting from the decrease in the fair value of its Public Warrant liability of $323,750 and $4,131,750, respectively, and decrease in the fair value of Private Placement Warrant liability of $180,375 and $2,350,725, respectively, presented as change in fair value of warrant liabilities.
For the three and nine months ended September 30, 2021, the Company recognized other income in the condensed statements of operations resulting from the decrease in the fair value of its Public Warrant liability of $2,275,000 and $4,025,000, respectively, and decrease in the fair value of Private Placement Warrant liability of $1,365,000 and $2,291,250, respectively, presented as change in fair value of warrant liabilities.
Level 3 Disclosures
The fair value of the Public Warrant Liability was initially measured using a Monte Carlo simulation model. Subsequently, the fair value of Public Warrants is measured based on the listed market price of such warrants, a Level 1 measurement, as of December 31, 2021 and Level 2 measurement as of September 30, 2022. The Private Placement Warrants outstanding are initially and subsequently through June 30, 2022, measured at fair value using a Modified Black-Scholes Option Pricing model. Inherent in the pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on the historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
For the three months ended September 30, 2022, as a result of recent volatility in the overall market, it was determined that the price of the Public Warrants, a similar asset in active market, was a more observable of fair value than using a modeling technique derived from Level 3 inputs for determining the fair value of the Private Placement Warrant liability.
As of December 31, 2021, the fair value is classified as Level 3 in the fair value hierarchy due to the significant management judgment required for the assumptions underlying the calculation of value.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial and subsequent measurement as of December 31, 2021:

As of December 31, 2021
Stock Price	$9.68
Exercise Price	11.50
Expected term	5.0
Risk-free rate	1.26%
Annual volatility	12%
Probability of successful acquisition	90%
Dividend yield	0%

1
8

The following table presents changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2022:

Description	Public Warrants	Private Placement Warrants	Warrant Liabilities
Balance - beginning of period as of January 1, 2022	$4,725,000	$2,681,250	$7,406,250
Change in valuation inputs or other assumptions	(3,216,500)	(1,803,750)	(5,020,250)

Fair value as of March 31, 2022	1,508,500	877,500	2,386,000
Change in valuation inputs or other assumptions	(591,500)	(366,600)	(958,100)

Fair value as of June 30, 2022	917,000	510,900	1,427,900
Change in valuation inputs or other assumptions	(323,750)	(180,375)	(504,125)

Fair value as of September 30, 2022	$593,250	$330,525	$923,775

The following table presents changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2021:

Description	Public Warrants	Private Placement Warrants	Warrant Liabilities
Balance - beginning of period as of January 1, 2021	$—	$—	$—
Issuance of Public and Private Placement Warrants	8,400,000	4,875,000	13,275,000
Change in valuation inputs or other assumptions	(262,500)	(48,750)	(311,250)

Fair value as of March 31, 2021	$8,137,500	$4,826,250	$12,963,750
Change in valuation inputs or other assumptions	(1,487,500)	(877,500)	(2,365,000)

Fair value as of June 30, 2021	$6,650,000	$3,948,750	$10,598,750
Change in valuation inputs or other assumptions	$(2,275,000)	$(1,365,000)	$(3,640,000)

Fair value as of September 30, 2021	$4,375,000	$2,583,750	$6,958,750

The Company’s other financial instruments’ fair value, including accounts payable and accrued expenses, approximate their carrying value due to the relatively short maturity of those instruments.
Note 7 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 17,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

	As of	As of
	September 30,	December 31,
	2022	2021
Gross Proceeds	$175,000,000	$175,000,000
Less:
Proceeds allocated to Public Warrants	—	(8,400,000)
Class A common stock issuance costs	—	(9,485,819)
Plus:
Remeasurement of Class A common stock to redemption amount	518,684	(17,885,819)

Class A common stock subject to possible redemption	$175,518,684	$175,000,000

1
9

Note 8 — Stockholders’ Equity
Common Stock
The authorized common stock of the Company includes up to 250,000,000 shares of Class A common stock with a par value of $0.0001 per share and 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2022 and December 31, 2021, there were 17,500,000 shares of Class A common stock issued and outstanding and 4,375,000 Founder Shares of Class B common stock issued and outstanding, after 656,250 Founder Shares were forfeited on May 3, 2021, because the underwriters did not exercise in full their over-allotment option. The forfeited shares returned to the authorized but unissued shares of Class B common stock of the Company.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
Note 9 — Subsequent Events
The Company drew down $100,000 in October 2022 from the Working Capital Loan.
Management has evaluated the impact of subsequent events through the date the unaudited condensed financial statements were available to be issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from December 29, 2020 (inception) to September 30, 2022, were organizational activities and those necessary to prepare for the Initial Public Offering, described below, the identification and evaluation of prospective acquisition targets for a Business Combination and ongoing administrative and compliance matters. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of dividend income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. For the three and nine months ended September 30, 2022, we had a net (loss) income of ($489,904) and $3,440,316, respectively. For the three and nine months ended September 30, 2021, we had a net income of $3,242,023 and $4,681,177, respectively. Such net (loss) income consisted of formation and operating costs, net of interest income, change in fair value of Public Warrants liability and Private Placement Warrant liability and provision for income taxes.

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

As of September 30, 2022, the Company had $39,872 of cash in its operating bank account and negative working capital of $3,518,702.

Prior to the completion of the Public Offering, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares. Subsequent to the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of Private Placement Warrants for $4,875,000 (see Note 4 to the unaudited condensed financial statements), not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, on November 17, 2021, the Company entered into the Working Capital Loan with the Sponsor (as described in Note 4 to the unaudited condensed financial statements). The Working Capital Loan will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. If the Company does not complete a business combination, the Working Capital Loan will not be repaid, and all amounts owed under the Working Capital Loan will be forgiven. $700,000 was drawn down under the Working Capital Loan as of September 30, 2022.

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

The Company’s statement of operations includes a presentation of net (loss) income per share for common shares subject to possible redemption in a manner similar to the two-class method of net loss per share. Net (loss) income per common share, basic and diluted, for Class A Common stock subject to possible redemption is calculated by dividing the net (loss) income or loss by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On November 17, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to the Sponsor (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial business combination. If the Company does not complete an initial business combination, the Working Capital Loan shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of an initial business combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Loan into warrants (“Working Capital Warrants”) equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. No amounts were drawn down under the Working Capital Loan as of December 31, 2021. $700,000 was drawn as of September 30, 2022. Additionally, $100,000 was drawn as of October 30, 2022.

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

As of September 30, 2022, the Company recorded in its accrued expenses legal accruals of $3,154,044 which will be payable upon the Company’s completion of its Business Combination.

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

As required by Rules 13a-15 (b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022, due to a material weakness in internal control over financial reporting related to accounting and classification of complex financial instruments.

Changes in Internal Control Over Financial Reporting

Other than as set forth below, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company identified an error related to recording the change in the fair value of the Public Warrant liability for the three months ended March 31, 2022. The error was adjusted during the quarter ended March 31, 2022.

The Company identified an error related to reclassifying the excess of dividends and discounts earned on marketable securities held in trust account over the paid and accrued state franchise tax and provision for income taxes from Accumulated deficit to Class A common stock subject to possible redemption for the three months ended June 30, 2022. The error was adjusted during the quarter ended June 30, 2022.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A Common Stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

Kadem Sustainable Impact Corporation
(Registrant)

Date: November 10, 2022	By:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Golchehreh Abtahian
Golchehreh Abtahian
Chief Financial Officer
(Principal Financial and Accounting Officer)

29